Form 10-Q
period 1996-06-30
WINFIELD CAPITAL CORP
filed 1996-08-14
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
 (X)            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.

Incorporated in the                              IRS Employer Identification
State of New York                                Number   13-2704241

                              237 Mamaroneck Avenue
                          White Plains, New York 10605
                                 (914) 949-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X      No.
                                     ---        ---


Registrant had 5,023,361 shares of common stock outstanding as of June 30, 1996.

- --------------------------------------------------------------------------------

                        This report consists of 11 pages

                         Form 10-Q Quarterly Report




                                    INDEX


Part I - Financial Information                                      Page No.
                                                                    --------

      Condensed Statements of Operations -
        Three Months ended June 30, 1996 and 1995                       3

      Condensed Balance Sheets - as of
        June 30, 1996 and March 31, 1996                               4-5

      Condensed Statements of Cash Flows -
        Three Months Ended June 30, 1996
        and 1995                                                        6

      Notes to Condensed Financial Statements                           7

      Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                   8-9


Part II - Other Information                                           10-11

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                               Three Months Ended
                                                                    June 30,
                                                             - - - - - - - - - - -
                                                               1996          1995
                                                             --------      ------
Operations realized
   Investment income
     Interest from small business concerns                   $ 79,533      $ 54,808
     Interest from temporarily invested funds                 135,055        24,691
     Other                                                     61,461         4,640
                                                            ---------     ---------

            Total investment income                           276,049        84,139
                                                            ---------     ---------

   Expenses
     (Income) loss on assets acquired
       in liquidation                                      (    3,941)         -
     Interest                                                 134,513        89,795
     Salaries                                                  98,009        41,152
     Travel and entertainment                                  12,582         3,235
     Professional fees                                         22,765        18,393
     Rent and office expenses                                  11,160        10,339
     Insurance                                                 32,914         7,349
     Telephone                                                  3,298         1,633
     Payroll taxes                                              3,956         3,701
     Depreciation and amortization                              3,265           925
     Directors' costs                                           2,231         1,856
     Advertising and promotion                                  3,516            86
     Other taxes                                               11,185          -
     Other                                                      1,474         4,095
                                                            ---------     ---------

            Total investment and
              operating expenses                              336,927       182,559
                                                            ---------     ---------

            (Loss) from investments                         (  60,878)    (  98,420)

Realized gains on disposition of investments                     -           69,416

Unrealized appreciation in value of investments                  -           26,694
                                                             --------      --------

            Net loss                                        ($ 60,878)    ($  2,310)
                                                             ========      ========

Loss per share of common stock                              ($    .01)    ($   -   )
                                                             ========      ========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS



                                     ASSETS


                                                             June 30,       March 31,
                                                           - - - - - - - - - - - - - -
                                                               1996            1996
                                                           -----------     -----------
Loans and investments
   Loans and debt securities                               $ 4,419,510     $ 3,456,794

Equity interests in small business
   concerns                                                     42,806          42,806

Assets acquired in liquidation                                 794,687         794,687
                                                           -----------     -----------

                                                             5,257,003       4,294,287
Less unrealized depreciation on loans
   and investments                                             316,696         316,695
                                                           -----------     -----------

            Loans and investments                            4,940,307       3,977,592

Cash                                                         2,825,354       3,410,572

Treasury bills at cost                                      12,627,612       8,131,149

Accrued interest receivable                                     74,298          76,724

Furniture and equipment (net of
   accumulated depreciation of
   $58,986 at June 30, 1996
   and $58,146 at March 31, 1996)                                8,481           9,321

Other assets                                                   355,680         246,726
                                                           -----------     -----------

            Total assets                                   $20,831,732     $15,852,084
                                                           ===========     ===========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS




                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            June 30,        March 31,
                                                          - - - - - - - - - - - - - -
                                                              1996             1996
                                                          -----------      -----------
Indebtedness to Small Business
 Administration                                           $ 9,500,000      $ 4,500,000

6.5% subordinated debenture payable                           912,037          901,828

Notes payable - bank                                            5,000            5,000

Accrued liabilities                                           203,880          155,336

Funds in escrow                                                 6,224           24,450
                                                          -----------      -----------

                                                           10,627,141        5,586,614

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock - .001 par value;
     Authorized 1,000,000 shares
     Issued and outstanding - none
   Common stock - $.01 par value;
     Authorized - 10,000,000 shares;
     Issued and outstanding - 5,023,361
     at June 30, 1996 and March 31, 1996                       50,234           50,234
   Additional paid-in capital                              10,850,829       10,850,829
   Realized (deficit)                                    (    379,776)    (    318,898)
   Net unrealized depreciation on
     loans and investments                               (    316,696)    (    316,695)
                                                          -----------      -----------

            Total shareholders' equity                     10,204,591       10,265,470
                                                          -----------      -----------

            Total liabilities and
              shareholders' equity                        $20,831,732      $15,852,084
                                                          ===========      ===========

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                                  June 30,
                                                         - - - - - - - - - - - - -
                                                             1996            1995
                                                         -----------     ----------
Operating activities
   Net (loss)                                           ($    60,878)   ($    2,310)
   Adjustments to reconcile net loss to net
     cash used in operating activities
   Amortization of bond discount                              10,209           -
   Gains on sale of equity interests                            -       (    69,416)
   Change in unrealized depreciation on
     loans and investments                                      -       (    26,694)
   Capitalized interest                                        2,911           -
   Depreciation and amortization of
     fixed assets                                              3,265            925
   Amortization of bond expenses                               7,205           -
   (Increase) decrease in
     Accrued interest receivable                               2,426         15,771
     Other assets                                        (   121,495)        45,155
   Increase in accrued liabilities                            48,544         71,930
                                                          ----------     ----------

Net cash (used in) provided by
  operating activities                                   (   107,813)        35,361
                                                          ----------     ----------

Investing activities
   Treasury bills acquired net                           ( 4,496,463)          -
   Sale of capital stock                                        -         2,878,682
   Proceeds from sale of equity interests                       -            69,416
   Loans receivable originated                           ( 1,050,000)   (    17,046)
   Proceeds from collection of loans                          87,284        241,516
   Proceeds on sale of assets acquired in
     liquidation                                                -             2,250
   (Decrease) increase in funds held in
     escrow                                              (    18,226)         8,893
                                                          ----------     ----------

Net cash (used in) provided by
   investing activities                                  ( 5,477,405)     3,183,711
                                                          ----------     ----------

Financing activities
   Repayment of borrowings                                      -       (   450,000)
   Proceeds from borrowings                                5,000,000           -
                                                          ----------     ----------

Net cash provided by (used in)
   financing activities                                    5,000,000    (   450,000)
                                                          ----------     ----------

(Decrease) increase in cash                              (   585,218)     2,769,072

Cash - beginning                                           3,410,572        441,699
                                                          ----------     ----------

Cash - end                                                $2,825,354     $3,210,771
                                                          ==========     ==========

                            WINFIELD CAPITAL CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS






Note - 1 In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations for the three months ended June 30, 1996 and 1995 and the cash flows for the three months ended June 30, 1996 and 1995. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


Note - 2 The Company sold to the Small Business Administration $5,000,000 of subordinated debentures due June 1, 2006 with an interest rate of 7.71%.

                            WINFIELD CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




              Three Months Ended June 30, 1996 and June 30, 1995






Investment Income

Investment income increased to $276,049 for the three months ended June 30, 1996 from $84,139 for the three months ended June 30, 1995, an increase of $191,910. Income from loans to small business increased by $24,725, principally due to the increase in the loan portfolio. Interest from temporarily invested funds increased by $110,364 as a result of the proceeds received from the November 1995 public offering. Other investment income increased by $56,821, primarily from processing and commitment fees generated by new loans.


Interest Expense

Interest expense increased from $89,795 for the three months ended June 30, 1995 to $134,513 for the three months ended June 30, 1996. This increase is due to the issuance of 6.5% subordinated debentures in conjunction with the public offering of equity securities and an increase in indebtedness to the Small Business Administration.


Operating Expenses

The Company's operating expenses increased from $92,764 for the three months ended June 30, 1995 to $202,414 for the three months ended June 30, 1996. Salaries increased by $56,857 as a result of a salary increase and the hiring of a new employee. Insurance expense increased by $25,565, which includes a new policy covering officers and directors liability. Travel, advertising and other taxes also increased.


Unrealized Appreciation or Depreciation of Loans and Investments

There was no increase or decrease in unrealized appreciation or depreciation of loans and investments for the three months ended June 30, 1996.

                            WINFIELD CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

At June 30, 1996 the Company had cash and treasury bills, totaling $15,452,966. The cash of $2,825,354 is principally invested with a major national bank. The Company has a $500,000 line of credit with a bank of which $5,000 is outstanding.

During the period the Company sold to the Small Business Administration $5,000,000 of debentures due June 1, 2006 with an interest rate of 7.71%.

The Company believes that its cash and short term investments at June 30, 1996 will be adequate to meet both its working capital needs and the long term investment opportunities that it seeks through June 30, 1997.

                            WINFIELD CAPITAL CORP.
                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K


           a.    Exhibit Index

                 Exhibit II - Computation of Loss Per Share


           b.    Reports on Form 8-K

                 There were no reports on Form 8-K filed for the three months ended June 30, 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WINFIELD CAPITAL CORP.
                                          (Registrant)




                                          By:s/Paul A. Perlin
                                             -----------------------
                                             Paul A. Perlin
                                             Chief Executive Officer




Dated: August 13, 1996