Form 10-Q
period 1996-09-30
WINFIELD CAPITAL CORP
filed 1996-11-13
CIK 936404

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996
                                              ------------------

                                       OR


   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________


                         Commission File Number 33-94322


                             WINFIELD CAPITAL CORP.

      Incorporated in the                      IRS Employer Identification
      State of New York                             Number 13-2704241
                                                           ----------
                              237 Mamaroneck Avenue
                          White Plains, New York 10605
                                 (914) 949-2600


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

Registrant had 5,023,361 shares of common stock outstanding as of September 30, 1996.

================================================================================

                        This report consists of 13 pages

                           Form 10-Q Quarterly Report


                                      INDEX
                                                                        Page No.
                                                                        --------
Part I -- Financial Information

         Condensed Statements of Operations --
           Six Months and Three Months ended
           September 30, 1996 and 1995 ...........................         3-4

         Condensed Balance Sheets -- as of
           September 30, 1996 and March 31, 1996 .................         5-6

         Condensed Statements of Cash Flows --
           Six Months Ended September 30, 1996
           and 1995 ..............................................           7

         Notes to Condensed Financial Statements .................           8

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations .........................................         9-11

Part II -- Other Information .....................................        12-13

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                            Six Months Ended
                                                              September 30,
                                                         -----------------------
                                                           1996          1995
                                                         --------      --------
Operations realized
    Investment income
        Interest from small business concerns .......    $202,584      $113,238
        Interest from invested idle funds ...........     334,847        65,893
        Other .......................................     159,428        11,290
                                                         --------      --------

                  Total investment income ...........     696,859       190,421
                                                         --------      --------

    Expenses
        (Income) loss on assets acquired in
          liquidation ...............................   (     128)        1,197
        Interest ....................................     354,638       170,976
        Salaries ....................................     214,002        89,930
        Travel and entertainment ....................      37,527         3,408
        Professional fees ...........................      50,586        21,060
        Rent and office expenses ....................      25,163        20,503
        Insurance ...................................      58,412        14,918
        Telephone ...................................       6,708         3,104
        Payroll taxes ...............................       7,671         7,431
        Depreciation and amortization ...............       8,718         1,720
        Directors' costs ............................       3,056           205
        Advertising and promotions ..................       3,516            86
        Other taxes .................................      11,193          --
        Other .......................................      14,267         5,858
                                                         --------      --------
                  Total investment and
                    operating expenses ..............     795,329       340,396
                                                         --------      --------

                  (Loss) from investments ...........   (  98,470)    ( 149,975)

Realized gains on disposition of investments ........        --         156,916

Unrealized depreciation in value of
  investments .......................................   (     253)    (  56,889)
                                                         --------      --------

                  Net loss ..........................   ($ 98,723)    ($ 49,948)
                                                         ========      ========

Loss per share of common stock ......................   ($    .02)    ($    .02)
                                                         ========      ========

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
Operations realized
    Investment income
        Interest from small business concerns ........   $123,051      $ 58,430
        Interest from invested idle funds ............    199,792        41,202
        Other ........................................     97,967         6,650
                                                         --------      --------

                  Total investment income ............    420,810       106,282
                                                         --------      --------

    Expenses
        Loss on assets acquired in liquidation .......      3,813         1,197
        Interest .....................................    220,125        81,181
        Salaries .....................................    115,993        48,778
        Travel and entertainment .....................     24,945           173
        Professional fees ............................     27,821         2,667
        Rent and office expenses .....................     14,003        10,164
        Insurance ....................................     25,498         7,569
        Telephone ....................................      3,410         1,471
        Payroll taxes ................................      3,715         3,730
        Depreciation and amortization ................      5,453           795
        Directors' costs .............................        825      (  1,651)
        Other taxes ..................................          8           --
        Other ........................................     12,793         1,763
                                                         --------      --------
                  Total investment and
                    operating expenses ...............    458,402       157,837
                                                         --------      --------

                  (Loss) from investments ............  (  37,592)    (  51,555)

Realized gains on disposition of investments .........       --          87,500

Unrealized depreciation in value of
    investments ......................................  (     253)    (  83,583)
                                                         --------      --------

                  Net loss ...........................  ($ 37,845)    ($ 47,638)
                                                         ========      ========

Loss per share of common stock .......................  ($    .01)    ($    .01)
                                                         ========      ========

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                   September 30,     March 31,
                                                        1996            1996
                                                   -------------    -----------
Loans and investments
  Loans and debt securities ....................    $ 5,949,240     $ 3,456,794

Equity interests in small business
  concerns .....................................        747,560          42,806

Assets acquired in liquidation .................        794,687         794,687
                                                    -----------     -----------
                                                      7,491,487       4,294,287

Less unrealized depreciation on loans
  and investments ..............................        316,949         316,695
                                                    -----------     -----------

                  Loans and investments ........      7,174,538       3,977,592

Cash ...........................................        497,122       3,410,572

Treasury bills at cost .........................      3,750,426       8,131,149

Certificates of deposit ........................      8,341,598            --

Accrued interest receivable ....................        103,918          76,724

Furniture and equipment (net of
  accumulated depreciation of
  $59,827 at September 30, 1996
  and $58,146 at March 31, 1996) ...............          7,640           9,321

Other assets ...................................        337,732         246,726
                                                    -----------     -----------

                  Total assets .................    $20,212,974     $15,852,084
                                                    ===========     ===========

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   September 30,     March 31,
                                                        1996            1996
                                                   -------------    -----------
Indebtedness to small business
  administration ...............................    $ 8,900,000     $ 4,500,000

6.5% subordinated debenture payable ............        922,246         901,828

Notes payable -- bank ..........................           --             5,000

Accrued liabilities ............................        223,649         155,336

Funds in escrow ................................            333          24,450
                                                    -----------     -----------

                                                     10,046,228       5,586,614
                                                    -----------     -----------

Commitments and contingent liabilities

Shareholders' equity
  Preferred stock -- .001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding -- none
  Common stock -- $.01 par value;
    Authorized -- 10,000,000 shares;
    Issued and outstanding -- 5,023,361
      shares at September 30, 1996 and
      March 31, 1996 ...........................         50,234          50,234
  Additional paid-in capital ...................     10,850,829      10,850,829
  Realized earnings (deficit) ..................   (    417,368)   (    318,898)
  Net unrealized depreciation on
        loans and investments ..................   (    316,949)   (    316,695)
                                                    -----------     -----------

                  Total shareholders' equity ...     10,166,746      10,265,470
                                                    -----------     -----------

                  Total liabilities and
                    shareholders' equity .......    $20,212,974     $15,852,084
                                                    ===========     ===========

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------
Operating activities
  Net (loss) ....................................   ($   98,723)    ($   49,948)
  Adjustments to reconcile net loss to net
    cash used in operating activities
  Amortization of bond discount .................        20,418            --
  Amortization of bond issuance costs ...........        14,388            --
  Gains on sale of equity interests .............          --       (   156,916)
  Change in unrealized depreciation on
    loans and investments .......................           253          56,889
  Capitalized interest ..........................         2,911            --
  Depreciation and amortization .................         8,718           1,720
  (Increase) decrease in
    Accrued interest receivable .................   (    27,194)         34,357
    Other assets ................................   (   115,342)    (   101,840)
  Increase in accrued liabilities ...............        68,313         103,996
                                                     ----------      ----------

Net cash used in operating activities ...........   (   126,258)    (   111,742)
                                                     ----------      ----------
Investing activities
  Sale of capital stock .........................          --          2,878,682
  Treasury bills and certificates of
    deposits acquired -- net ....................   ( 3,960,875)            --
  Proceeds from sale of equity interests ........          --           156,916
  Loans and investments originated ..............   ( 3,334,754)    (   121,967)
  Proceeds from collection of loans .............       137,554         353,845
  Acquisition of fixed assets ...................          --       (     4,217)
  Proceeds on sale of assets acquired in
    liquidation .................................          --             2,250
  (Decrease) in funds held in escrow ............   (    24,117)    (       163)
                                                     ----------      ----------
Net cash (used in) provided by investing
  activities ....................................   ( 7,182,192)      3,265,346
                                                     ----------      ----------
Financing activities
  Repayment of borrowings .......................   (   605,000)    (   495,000)
  Proceeds from borrowings ......................     5,000,000         750,000
                                                     ----------      ----------

Net cash provided by financing activities .......     4,395,000         255,000
                                                     ----------      ----------
(Decrease) increase in cash .....................   ( 2,913,450)      3,408,604
Cash -- beginning ...............................     3,410,572         441,699
                                                     ----------      ----------
Cash -- end .....................................    $  497,122      $3,850,303
                                                     ==========      ==========

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note - 1 In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and 1995 and the results of operations for the six and three months then ended and the cash flows for the six months ended September 30, 1996 and 1995. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


Note - 2 The Company obtained additional financing from the Small Business Administration by issuing $5,000,000 of debentures due June 1, 2006 with interest at 7.71%. On September 1, 1996 the Company repaid a $600,000 8.75% debenture to the Small Business Administration.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

INVESTMENT INCOME

     Investment income increased by $506,438 from $190,421 for the six months ended September 30, 1995 to $696,859 for the six months ended September 30, 1996. Interest from loans to small business concerns increased by $89,346, principally due to the increase in the loan portfolio. Interest from temporarily invested funds increased by $268,954 as a result of the proceeds received from the public offering completed in November 1995 and the issuance of $5,000,000 of debentures on June 26, 1996 to the Small Business Administration. Other investment income increased by $148,138 principally from processing and commitment fees generated by new investments.

INTEREST EXPENSE

     Interest expense increased from $170,976 for the six months ended September 30, 1995 to $354,638 for the six months ended September 30, 1996. This increase is due to the issuance of 6.5% subordinated debentures in conjunction with the public offering of equity securities and an increase in indebtedness to the Small Business Administration.

OPERATING EXPENSES

     The Company's operating expenses increased from $169,420 for the six months ended June 30, 1995 to $440,691 for the six months ended June 30, 1996. Salaries increased by $124,072 as a result of a salary increase and the hiring of two new employees. Insurance expense increased by $43,494 which includes a new policy covering officers and directors liability. Travel increased by $34,119 primarily in connection with due diligence and negotiating new investment opportunities with small business concerns. Professional fees increased by $29,526 due to legal and consulting costs in connection with new investments and additional accounting and legal costs in connection with the reporting requirements of a publicly held company. Franchise taxes based on capital increased by $11,193.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REALIZED GAINS AND UNREALIZED APPRECIATION OR DEPRECIATION IN
VALUE OF INVESTMENTS

     There was a realized gain net of unrealized depreciation in the value of investments of $100,027 for the six months ended September 30, 1995 compared to a $253 unrealized depreciation in the value of investments for the six months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company had cash, certificates of deposit and treasury bills, totaling $12,589,146. The cash and certificates of deposit are principally invested with banks which all meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

     During the period the Company sold $5,000,000 of debentures to the Small Business Administration due June 1, 2006 with an interest rate of 7.71%.

     The Company believes that its cash and short term investments at September 30, 1996 will be adequate to meet both its working capital needs and the long term investment opportunities that it seeks through September 30, 1997.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

INVESTMENT INCOME

     Investment income increased by $314,528 from $106,282 for the three months ended September 30, 1995 to $420,810 for the three months ended September 30, 1996. Interest from loans to small business concerns increased by $64,621 principally due to the increase in the loan portfolio. Interest from temporarily invested funds increased by $158,590 as a result of proceeds available from the Company's public offering and the issuance of debentures to the Small Business Administration. Other income increased by $91,317 resulting principally from processing and commitment fees generated by new investments.

INTEREST EXPENSE

     Interest expense increased from $81,181 for the three months ended September 30, 1995 to $220,125 for the three months ended September 30, 1996 due to the increase in debt to the Small Business Administration and the issuance of 6.5% subordinated debentures to the public.

OPERATING EXPENSES

     The Company's operating expenses increased from $76,656 for the three months ended September 30, 1995 to $238,277 for the three months ended September 30, 1996. Salaries increased by $67,215 as a result of a salary increase and the hiring of two new employees. The increases in insurance, professional fees and travel are due to costs and expenses associated with the review of new investment opportunities and the cost of reporting requirements of a publicly held company.

REALIZED GAINS AND UNREALIZED APPRECIATION OR DEPRECIATION IN
VALUE OF INVESTMENTS

     There was a realized gain net of unrealized depreciation in the value of investments of $3,917 for the three months ended September 30, 1995 compared to a $253 unrealized depreciation in the value of the investments for the three months ended September 30, 1996.

                             WINFIELD CAPITAL CORP.
                           PART II -- OTHER INFORMATION


ITEM 6--EXHIBITS AND REPORTS ON FORM 8K

       a.   EXHIBIT INDEX

            Exhibit II -- Computation of Loss Per Share

       b.   REPORTS ON FORM 8K

            There were no reports on Form 8K filed for the six months ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WINFIELD CAPITAL CORP.
                                                   (Registrant)




                                       By:       /s/ PAUL A. PERLIN
                                            ---------------------------------
                                                    Paul A. Perlin
                                                 Chief Executive Officer

Dated: November 12, 1996