Form 10-Q
period 1996-12-31
WINFIELD CAPITAL CORP
filed 1997-02-13
CIK 936404

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996
                                               -----------------

                                       OR


   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to ________________


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


Registrant had 5,023,361 shares of common stock outstanding as of December 31, 1996.

================================================================================

                        This report consists of 13 pages

                           Form 10-Q Quarterly Report

                                      INDEX


Part I -- Financial Information                                         Page No.
                                                                        --------
         Condensed Statements of Operations --
           Nine Months and Three Months ended
           December 31, 1996 and 1995 ............................         3-4

         Condensed Balance Sheets -- as of
           December 31, 1996 and March 31, 1996 ..................         5-6

         Condensed Statements of Cash Flows --
           Nine Months Ended December 31, 1996
           and 1995 ..............................................          7

         Notes to Condensed Financial Statements .................          8

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations .........................................         9-11


Part II -- Other Information .....................................        12-13

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Nine Months Ended
                                                             December 31,
                                                       -----------------------
                                                          1996          1995
                                                       ----------     --------
Operations realized
    Investment income
        Interest from small business concerns ....     $  374,872     $150,709
        Interest from invested idle funds ........        491,086      190,219
        Other ....................................        169,107       16,784
                                                       ----------     --------
                  Total investment income ........      1,035,065      357,712
                                                       ----------     --------
    Expenses
        (Income) loss on assets acquired in
          liquidation ............................     (    2,561)       4,515
        Interest .................................        568,129      276,001
        Salaries .................................        326,531      170,288
        Travel and entertainment .................         45,843       17,221
        Professional fees ........................         60,124       32,708
        Rent and office expenses .................         36,259       32,455
        Insurance ................................         89,202       32,402
        Telephone ................................          9,179        6,063
        Payroll taxes ............................         11,587       10,519
        Depreciation and amortization ............         14,170        2,581
        Directors' costs .........................          4,661        2,855
        Advertising and promotions ...............          5,652          858
        Other taxes ..............................         11,193         --
        Loss on loans receivable .................           --         79,366
        Transfer agent expenses and sundry .......         20,457       10,837
                                                       ----------     --------
                  Total investment and
                    operating expenses ...........      1,200,426      678,669
                                                       ----------     --------
                  (Loss) from investments ........    (   165,361)   ( 320,957)
Realized gains on disposition of investments .....        124,960      156,916
Unrealized appreciation (depreciation) in
    value of investments .........................         22,246    (  46,889)
                                                       ----------     --------
                  Net loss .......................    ($   18,155)   ($210,930)
                                                       ==========     ========
Loss per share of common stock ...................    ($     --  )   ($    .07)
                                                       ==========     ========

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
Operations realized
    Investment income
        Interest from small business concerns .......    $172,288      $ 37,471
        Interest from invested idle funds ...........     156,239       124,326
        Other .......................................       9,679         5,494
                                                         --------      --------
                  Total investment income ...........     338,206       167,291
                                                         --------      --------
    Expenses
        Income (loss) on assets acquired
          in liquidation ............................   (   2,433)        3,318
        Interest ....................................     213,491       105,025
        Salaries ....................................     112,529        80,358
        Travel and entertainment ....................       8,316        13,813
        Professional fees ...........................       9,538        11,648
        Rent and office expenses ....................      11,096        11,952
        Insurance ...................................      30,790        17,484
        Telephone ...................................       2,471         2,959
        Payroll taxes ...............................       3,916         3,088
        Depreciation and amortization ...............       5,452           861
        Directors' costs ............................       1,605         2,650
        Advertising and promotion ...................       2,136           -
        Other taxes .................................         --            772
        Loss on loans receivable ....................         --         79,366
        Transfer agent expenses and sundry ..........       6,190         4,979
                                                         --------      --------
                  Total investment and
                    operating expenses ..............     405,097       338,273
                                                         --------      --------
                  (Loss) from investments ...........   (  66,891)    ( 170,982)
Realized gains on disposition of investments ........     124,960          --
Unrealized appreciation in value of
    investments .....................................      22,499        10,000
                                                         --------      --------
                  Net income (loss) .................    $ 80,568     ($160,982)
                                                         ========      ========
Income (loss) per share of common stock .............    $    .02     ($    .04)
                                                         ========      ========

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                     December 31,     March 31,
                                                         1996           1996
                                                     -----------     -----------
Loans and investments
    Loans and debt securities ..................     $ 5,797,268     $ 3,456,794
Equity interests in small business
    concerns ...................................         747,560          42,806
Assets acquired in liquidation .................         899,594         794,687
                                                     -----------     -----------
                                                       7,444,422       4,294,287
Less unrealized depreciation on loans
    and investments ............................         294,449         316,695
                                                     -----------     -----------
                  Loans and investments ........       7,149,973       3,977,592
Cash ...........................................         807,504       3,410,572
Treasury bills at cost .........................       3,782,062       8,131,149
Certificates of deposit ........................       8,029,117            --
Accrued interest receivable ....................         122,409          76,724
Furniture and equipment (net of
    accumulated depreciation of
    $60,667 at December 31, 1996
    and $58,146 at March 31, 1996) .............           6,800           9,321
Other assets ...................................         373,536         246,726
                                                     -----------     -----------
                  Total assets .................     $20,271,401     $15,852,084
                                                     ===========     ===========

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     December 31,     March 31,
                                                         1996           1996
                                                     -----------    -----------
Indebtedness to small business
  administration ................................    $ 8,900,000    $ 4,500,000
6.5% subordinated debentures payable ............        932,456        901,828
Notes payable -- bank ...........................           --            5,000
Accrued liabilities .............................        191,297        155,336
Funds in escrow .................................            333         24,450
                                                     -----------    -----------
                                                      10,024,086      5,586,614
                                                     -----------    -----------
Commitments and contingent liabilities

Shareholders' equity
    Preferred stock -- .001 par value;
      Authorized 1,000,000 shares
      Issued and outstanding -- none
    Common stock -- $.01 par value;
      Authorized -- 10,000,000 shares;
      Issued and outstanding -- 5,023,361
        shares at December 31, 1996 and
        March 31, 1996 ..........................         50,234         50,234
    Additional paid-in capital ..................     10,850,829     10,850,829
    Realized earnings (deficit) .................   (    359,299)  (    318,898)
    Net unrealized depreciation on
        loans and investments ...................   (    294,449)  (    316,695)
                                                     -----------    -----------
                  Total shareholders' equity ....     10,247,315     10,265,470
                                                     -----------    -----------
                  Total liabilities and
                    shareholders' equity ........    $20,271,401    $15,852,084
                                                     ===========    ===========

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1996           1995
                                                      ----------    -----------
Operating activities
    Net (loss) ....................................  ($   18,155)  ($   210,930)
    Adjustments to reconcile net loss to net
        cash used in operating activities
    Amortization of bond discount .................       30,628          6,806
    Amortization of bond issuance costs ...........       21,570          4,790
    Gains on sale of equity interests .............  (   124,960)  (    156,916)
    Losses on loans and debt securities ...........         --           79,366
    Change in unrealized (appreciation)
        depreciation on loans and investments .....  (    22,246)        46,889
    Capitalized interest ..........................        2,911           --
    Depreciation and amortization .................       14,171          2,581
    (Increase) decrease in
        Accrued interest receivable ...............  (    45,685)        44,394
        Other assets ..............................  (   162,941)        38,098
    Increase in accrued liabilities ...............       35,961         96,906
                                                      ----------    -----------

Net cash used in operating activities .............  (   268,746)  (     48,016)
                                                      ----------    -----------

Investing activities
    Sale of capital stock .........................        --        10,670,130
    Treasury bills and certificates of
        deposit acquired -- net ...................  ( 3,680,030)          --
    Proceeds from sale of equity interests ........      124,960        156,916
    Loans and investments originated ..............  ( 3,584,754)  (    137,076)
    Proceeds from collection of loans .............      434,619        499,327
    Acquisition of fixed assets ...................        --      (      4,217)
    Proceeds on sale of assets acquired in
        liquidation ...............................        --             2,250
    (Decrease) increase in funds held in
         escrow ...................................  (    24,117)         9,449
                                                      ----------    -----------

Net cash (used in) provided by investing
  activities ......................................  ( 6,729,322)    11,196,779
                                                      ----------    -----------

Financing activities
    Repayment of borrowings .......................  (   605,000)  (    495,000)
    Proceeds from borrowings ......................    5,000,000      1,491,142
                                                      ----------    -----------

Net cash provided by financing activities .........    4,395,000        996,142
                                                      ----------    -----------
(Decrease) increase in cash .......................  ( 2,603,068)    12,144,905
Cash -- beginning .................................    3,410,572        441,699
                                                      ----------    -----------
Cash -- end .......................................   $  807,504    $12,586,604
                                                      ==========    ===========

                             WINFIELD CAPITAL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


   Note -- 1      In the opinion of the Company, the accompanying
                  unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1996 and 1995 and the results of operations for the nine and three months then ended and the cash flows for the nine months ended December 31, 1996 and 1995. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

   Note -- 2      The Company obtained additional financing from the
                  Small Business Administration by issuing $5,000,000 of debentures due June 1, 2006 with interest at 7.71%. On September 1, 1996 the Company repaid a
                  $600,000 8.75% debenture to the Small Business
                  Administration.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

  NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     INVESTMENT INCOME

     Investment income increased by $677,353 from $357,712 for the nine months ended December 31, 1995 to $1,035,065 for the nine months ended December 31, 1996. Interest from loans to small business concerns increased by $224,163 principally due to the increase in the loan portfolio. Interest from temporarily invested funds increased by $300,867 as a result of the proceeds received from the public offering completed in November 1995 and the issuance of $5,000,000 of debentures on June 26, 1996 to the Small Business Administration. Other investment income increased by $152,323 principally from processing and commitment fees generated by new investments.

     INTEREST EXPENSE

     Interest expense increased from $276,001 for the nine months ended December 31, 1995 to $568,129 for the nine months ended December 31, 1996. This increase is due to the issuance of 6.5% subordinated debentures in conjunction with the public offering of equity securities and an increase in indebtedness to the Small Business Administration.

     OPERATING EXPENSES

     The Company's operating expenses increased from $402,668 for the nine months ended December 31, 1995 to $632,297 for the nine months ended December 31, 1996. Salaries increased by $156,243 as a result of a salary increase and the hiring of two new employees. Insurance expense increased by $56,800 which includes a new policy covering officers and directors liability and health insurance for new employees. Travel increased by $28,622 primarily in connection with due diligence and negotiating new investment opportunities with small business concerns. Professional fees increased by $27,416 due to legal and consulting costs in connection with new investments and additional accounting and legal costs in connection with the reporting requirements of a publicly held company. Franchise taxes based on capital increased by $11,193. Loss on loans receivable decreased by $79,366.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     REALIZED GAINS AND UNREALIZED APPRECIATION OR DEPRECIATION IN VALUE OF INVESTMENTS

     There was a realized gain and unrealized appreciation in value of investments totaling $147,206 for the nine months ended December 31, 1996 compared to a realized gain and unrealized depreciation in value of investments of $110,027 for the nine months ended December 31, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company had cash, certificates of deposit and treasury bills, totaling $12,618,683. The cash and certificates of deposit are principally invested with banks which all meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

     During the period the Company sold $5,000,000 of debentures to the Small Business Administration due June 1, 2006 with an interest rate of 7.71%.

     The Company believes that its cash and short term investments at December 31, 1996 will be adequate to meet both its working capital needs and the long term investment opportunities that it seeks through December 31, 1997.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     INVESTMENT INCOME

     Investment income increased by $170,915 from $167,291 for the three months ended December 31, 1995 to $338,206 for the three months ended December 31, 1996. Interest from loans to small business concerns increased by $134,817 principally due to the increase in the loan portfolio. Interest from temporarily invested funds increased by $31,913 as a result of proceeds available from the Company's public offering and the issuance of debentures to the Small Business Administration.

     INTEREST EXPENSE

     Interest expense increased from $105,025 for the three months ended December 31, 1995 to $213,491 for the three months ended December 31, 1996 due to the increase in debt to the Small Business Administration and the issuance of 6.5% subordinated debentures to the public.

     OPERATING EXPENSES

     The Company's operating expenses decreased by $41,642 from $233,248 for the three months ended December 31, 1995 to $191,606 for the three months ended December 31, 1996. Salaries increased by $32,171 as a result of a salary increase and the hiring of two new employees. The increase in insurance is due to a new policy for officers and directors liability and health insurance for new employees. The loss on loans receivable was $-0- and $79,366 respectively for the three months ended December 31, 1996 and 1995.


     REALIZED GAINS AND UNREALIZED APPRECIATION OR DEPRECIATION IN VALUE OF INVESTMENTS

     There was a realized gain and unrealized appreciation in value of investments totaling $147,459 for the three months ended December 31, 1996 compared to unrealized appreciation in value of investments of $10,000 for the three months ended December 31, 1995.

                             WINFIELD CAPITAL CORP.

                          PART II -- OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          a.    EXHIBIT INDEX

                Exhibit II -- Computation of Earnings Per Share

          b.    REPORTS ON FORM 8-K

                There were no reports on Form 8-K filed for the nine months ended December 31, 1996.






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WINFIELD CAPITAL CORP.
                                            (Registrant)



                                            By: /s/ PAUL A. PERLIN
                                                -----------------------------
                                                Paul A. Perlin
                                                Chief Executive Officer




Dated: February 12, 1997