Form 10-K
period 1997-03-31
WINFIELD CAPITAL CORP
filed 1997-07-01
CIK 936404

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997         Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                New York                              13-2704241
      (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

237 Mamaroneck Avenue, White Plains, New York            10605
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 949-2600 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, par value $.01                Boston Stock Exchange
Redeemable Warrants                         Boston Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 24, 1997 was approximately $4,645,313.

         The number of outstanding shares of the registrant's common stock as of June 24, 1997 was 5,023,361 shares.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

         Winfield Capital Corp. (the "registrant" or the "Company") was incorporated as a New York corporation in 1972. It is a small business investment company ("SBIC") that was licensed by the Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to qualify as a "regulated investment company" for federal income tax purposes. The Company's offices are located at 237 Mamaroneck Avenue, White Plains, New York 10605. Its telephone number is (914) 949-2600.

         As an SBIC, the Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and, to a lesser extent, to make equity investments in, independently owned and operated business concerns that (i) do not have a net worth in excess of $18 million and do not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The types and dollar amounts of the loans and other investments the Company may make are limited by the 1940 Act, the Small Business Investment Act and the regulations of the SBA (the "SBA Regulations"). The SBA is authorized to examine the operations of the Company, and the Company's ability to obtain funds from the SBA is also governed by the Small Business Investment Act and the SBA Regulations.

         The Company has no independent investment advisor. The Company's loan and other investment decisions are made by its officers, subject to the Company's investment policies and objectives and oversight by its Board of Directors. Historically, the Company has relied on the efforts of its officers to identify new financing opportunities. Following its public offering late in 1995, the Company expanded its marketing efforts and sought referrals from venture capitalists, investment bankers, attorneys, accountants and commercial bankers. Prior to its public offering, the Company's investments in portfolio companies were generally structured as straight loans, or as loans with warrants to purchase equity securities of the portfolio companies. After its public offering, the Company has sought to make more investments in portfolio companies with equity features than was the case heretofore. In connection with its loans to portfolio companies with equity features, the Company has sought and will continue to seek security interests in the assets of the borrower. To the extent it deems necessary, the Company also seeks to obtain personal guaranties from the principals of its borrowers and security interests in certain of the assets of such principals.

CHARACTERISTICS OF THE COMPANY'S INVESTMENTS

         The Company invests in all kinds and classes of securities of portfolio companies, including, but not limited to, notes and bonds; straight, subordinated, convertible and income debentures; preferred stock; common stock; and options and warrants to purchase any of the foregoing. The Company does not have a policy that limits the amount that may be invested in any kind or class of security, except that it intends to invest approximately one-third of its assets in straight loans or debt securities and two-thirds of its assets in loans or debt securities with equity features, such as conversion rights and warrants, or in direct equity investments (common stock and preferred stock).

         When the Company's investments are structured as loans, they are evidenced by promissory notes and often are accompanied by warrants to acquire equity interests in the borrower for nominal consideration. The loans are usually collateralized by assets of the borrower, which security interests frequently are senior to any other financing the borrower may have in place. When appropriate, a personal guaranty of a borrower's major stockholder or stockholders is sought, which may also be collateralized by such stockholders' personal assets. The Company's loans typically have a fixed rate of interest at the maximum rate allowed by the SBA (see "SBA Regulation" below), although lower rates may be negotiated depending on the creditworthiness of the borrowers and other relevant factors. Typically, such loans require periodic payments of principal and interest which fully amortize the loan at maturity, and mature in five years. In addition, the Company intends to pursue bridge loan opportunities as and to the extent permitted by the SBA Regulations. The Company's current management believes that the performance of its investment portfolio could be enhanced by increasing the Company's equity investments, relative to its loan portfolio. Accordingly, the Company's management now seeks more financing opportunities with equity participation and more investments with equity features than were made by the Company heretofore. There can be no assurance that the Company will find such opportunities on terms favorable to the Company.

INVESTMENT OBJECTIVES AND STRATEGIES

         The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and will continue to be made, with the intention of having any loan repaid within five years and any equity investment liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a longer period.

         Prior to May 2, 1995, when there was a change in management of the Company (see "Change in Management" below), the Company's investments were made primarily in very small local retail and service businesses. Under its current management, the Company focuses on investments in privately held Eligible Concerns in growing industries, including communications, transportation, consumer products and information processing. There can be no assurance that the Company will be able to locate investments in such industries on terms favorable to it. The Company concentrates its investments in the Northeastern United States, but will consider investments in other parts of the country if they are otherwise consistent with the Company's loan and other investment selection criteria.

         For the most part, the Company's existing portfolio companies are expansion stage businesses, although some are start-up and development stage companies, including some with negative net worth. The average original loan amount of the Company's currently outstanding loans to portfolio companies is approximately $135,000. To date, the largest investment made by the Company has been $2,000,000. Under the SBA Regulations, the Company may not invest more than 20% of its "Private Capital" in any single company without SBA approval. Under the Small Business Investment Act and the SBA Regulations, "Private Capital" is defined as the total of paid-in capital, other than capital obtained from federal sources, such as the SBA, and paid-in surplus. Pursuant to current SBA Regulations, the Company is able to invest approximately $2,200,000, or 20% of its Private Capital, in a single company. In most instances, the Company participates in loans with other investors. Through such participation, the Company has been able to become involved in transactions larger than would otherwise be possible under the investment limit of 20% of its own Private Capital.

SELECTION OF LOAN AND OTHER INVESTMENT OPPORTUNITIES

         Given its objective to emphasize equity investments, the Company uses the following criteria in selecting investment opportunities:

         Potentially Profitable Operations. The Company attempts to identify companies that are profitable or that it believes are potentially profitable.

         Development Stage Companies. The Company attempts to identify and invest in development stage companies, that is, companies with a product or service that is beyond the testing stage. The Company generally will avoid seed and start-up companies.

         Experienced Management Team. The Company seeks portfolio companies that have experienced management with a substantial ownership interest and a demonstrated ability, or the potential, to accomplish the objectives set forth in such companies' business plan.

         Liquidation Value of Assets. The Company is not an "asset-based" lender, however, the value of assets securing its loans is an important consideration in its credit decisions. Emphasis is placed on balance sheet assets such as inventory, plant, property and equipment.

         Growth. In addition to generating sufficient cash flow to service prospective loans, the Company requires that prospective portfolio companies have what management believes to be a good chance of achieving substantial annual growth.

         Exit Strategy. Another investment consideration is whether there is an opportunity to liquidate the investment in a potential portfolio company. Such opportunity generally would allow the Company to realize a gain on its equity interests and include public offerings, sales of the portfolio company or repurchases by the portfolio company of the Company's equity interests.

CERTAIN NON-COMPLIANCE BY PORTFOLIO COMPANIES

         Although the Company's agreements with its portfolio companies require them to furnish the Company with periodic and/or annual financial statements and to include financial and other covenants by its borrowers in its loan agreements, many of the portfolio companies fail to supply the financial statements or to otherwise comply with the covenants required of them. The Company deals with these failures on a case-by-case basis, and its actions are influenced by the payment records of such companies.

         The aggregate face amount of the Company's loans and the cost of other portfolio investments was $4,644,133 as of March 31, 1997 with loans and notes receivable comprising 69.9% (64% which were performing in accordance with their terms and 36% which were non-performing) and equity interests and assets acquired in liquidation of defaulted loans comprising 30.1%.

WRITE-OFFS

         During the past three fiscal years, the Company has written off loans and investments and disposed of, at a loss, assets acquired in liquidation, in the aggregate amount of $209,254 as described in the following table:

                                                        Year Ended March 31,

                                                     1995      1996      1997
                                                    -------   -------   -------

Amount written off                                  $60,938   $79,366   $68,950

Amount written off as a percentage of
aggregate loans and investments and assets acquired
in liquidation as of the beginning of the year          1.4%      2.1%      1.6%

SBA FUNDING

         The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. An SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

         Under the current SBA Regulations, the Company is considered to have, as of March 31,1997, Private Capital of approximately $11,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $33,000,000 (300% of its Private Capital). The Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

         The SBA offers eligible SBICs the opportunity to sell "participating securities" (preferred stock or debentures having interest payable only to the extent of earnings) to the SBA or to entities that receive SBA guaranties in the amount up to 200% of the SBIC's Private Capital. Although the Company has the minimum amount of Private Capital necessary to be eligible for the SBA's participating securities program (that is, $10,000,000), the issuance of the Debentures in the Company's public offering may disqualify the Company from participating in the program under the provisions of the SBA Regulations and the 1940 Act. In addition, the Company believes that, to date, only partnerships have been allowed to issue participating securities and that corporations may not be allowed to issue participating securities.

         During the past five years, because of the failures and business reverses of the Company's portfolio companies for a variety of reasons, including what the Company's management believes to have been generally unfavorable business conditions in the Northeastern United States where substantially all of the Company's portfolio companies are located, and the substantial devaluation of real estate held as collateral for loans, the Company has suffered significant portfolio losses which created a substantial accumulated deficit and jeopardized the Company's ability to continue to operate as an SBIC. See "Past SBA Problems".

SBA REGULATION

         SBICs, such as the Company, are licensed by the SBA as part of a program designed to stimulate the flow of private debt and/or equity capital to "Eligible Concerns" and "Smaller Concerns." Under current SBA Regulations and the Small Business Investment Act, an independently owned and operated business concern that (i) does not have a net worth in excess of $18 million and does not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meets size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concern is primarily engaged, is eligible to receive financial assistance from an SBIC (hence, it is referred to in this Annual Report as an "Eligible Concern"). The SBA Regulations also define a "Smaller Concern," which is a concern with a net worth of $6 million or less and average annual net profits after taxes of $2 million or less, or depending on the industry in which the concern operates, meets criteria based on the number of its employees or its annual receipts. Commencing with its fiscal year ended March 31, 1996, the Company was required by the SBA Regulations to earmark at least 10% of its financing to Smaller Concerns and in each subsequent fiscal year to earmark at least 20% of its financing to Smaller Concerns.

         SBA Regulations place certain limitations on the terms of loans by SBICs. The maximum maturity of these loans may not exceed 20 years and, subject to certain exceptions, the minimum maturity is five years. A borrower from an SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight-line, five-year amortization schedule. On straight loans (without equity features), an SBIC can charge interest equal to 7% above the higher of (i) the interest rate then being charged on ten year SBA Debentures, or (ii) the weighted average cost of the SBIC's borrowings from the SBA and qualified third party lenders such as banks. On loans with equity features, an SBIC may charge interest equal to 6% above the higher of items (i) or (ii). Notwithstanding the above, if the rate that the SBA charges on the debentures it purchases from SBICs drops below 8%, an SBIC may charge up to 15% interest, in the case of a straight loan, or up to 14% interest, in the case of a loan with an equity feature.

         SBICs may invest directly in the equity of its portfolio companies. However, they may not become a general partner of an unincorporated entity or otherwise become jointly or severally liable for the general obligations of an unincorporated entity. An SBIC may acquire options or warrants in its portfolio companies. Such options and warrants may also have redemption provisions, subject to certain restrictions. In general, however, SBICs may not control a portfolio company. "Control" is defined as a 50% interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of other shareholders of the portfolio company).

         With certain limited exceptions, SBICs may not invest overseas, in real estate or in passive businesses, that is, businesses which are not regular and continuous.

PAST SBA PROBLEMS

          In July 1994, the SBA informed the Company that it was not in compliance with the SBA's minimum requirement for unimpaired Private Capital because the Company's realized and unrealized losses on its portfolio securities as of March 31, 1994 exceeded 50% of its Private Capital. (Private Capital is unimpaired when the combination of (i) adjusted unrealized gain (loss) on securities held, (ii) undistributed net realized earnings and (iii) non-cash gains of an SBIC equals or exceeds zero. If these items aggregate less than zero, based on a formula set forth in the SBA Regulations, the SBIC's Private Capital begins to become impaired.) Although the SBA permits a certain amount of impaired Private Capital, the Company had exceeded permissible levels of impaired Private Capital. The SBA further informed the Company that the SBA would require the Company to liquidate unless the capital impairment problem was corrected. The SBA also identified three other violations of the SBA Regulations, including the purchase of participation loan receivables from an affiliate of the Company, Maple Investors, Inc. ("Maple") without SBA authorization, as a result of which the Company exceeded the single loan limit imposed by the SBA Regulations. The Company responded to the SBA by proposing a change in the control of the Company, to Paul A. Perlin and David Greenberg, and a capital infusion, through a private placement that raised approximately $3,000,000 in Private Capital (the "Private Placement"), as well as requiring Maple to repurchase those participation loan receivables from the Company. Effective April 5, 1995, the SBA approved the change of control application, which included the sale of Common Stock in the Private Placement. On May 2, 1995, Messrs. Perlin and Greenberg purchased all of the then outstanding shares of the Company from the holders thereof and were elected to the Board of Directors of the Company (along with R. Scot Perlin), Paul A. Perlin became the Company's Chief Executive Officer, and the Company sold 2,581,753 shares (which does not include 10,000 shares subsequently sold to Bruce A. Kaufman) in the Private Placement. In April 1995, Maple repurchased the remaining participation loan receivables from the Company as required by the SBA. The Company believes that it is no longer in violation of the SBA Regulations.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

         The Company is a closed-end, non-diversified investment company that has elected to be regulated as a Business Development Company under the 1940 Act and, as such, is subject to regulation under that Act. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between the Company and its affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the Company's directors be persons other than "interested persons," as defined in the 1940 Act. In addition, the 1940 Act prohibits the Company from changing the nature of its business so as to cease to be, or to withdraw its election as, a Business Development Company unless so authorized by the vote of the holders of a majority of its outstanding voting securities.

         A Business Development Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the shares of common stock currently outstanding (collectively, "Senior Securities," as defined in the 1940 Act) if the asset coverage, as defined in the 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. On the other hand, because the Company is an SBIC, the only asset coverage requirement applicable to it would give the holders of its Senior Securities constituting indebtedness, including the Debentures, the right to elect a majority of the Board of Directors, if on the last business day of each of 12 consecutive calendar months, the Company failed to maintain at least 100% asset coverage. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock issued to or guaranteed by the SBA), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes.

         Under the 1940 Act, a Business Development Company may not acquire any asset, other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets") unless, when the acquisition is made, such Qualifying Assets represent at least 70% of its total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

         (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined, in pertinent part, in the 1940 Act as any issuer which:

                           (a) is organized under the laws of, and has its
                  principal place of business in, the United States:

                           (b) is not an investment company other than another
                  SBIC that is wholly-owned by the Company; and

                           (c) does not have any class of securities with
                  respect to which margin credit may be extended under federal law.

         (2) Securities of any eligible portfolio company which is controlled by the Business Development Company.

         (3) Securities received in exchange for or distributed on or with respect to securities described in item (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

         (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, a Business Development Company must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in item (1) or (2) above and, in order to count the securities as Qualifying Assets for the purpose of the 70% test, the Business Development Company must either control the issuer of the securities or make available to the issuer of the securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a Business Development Company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or in the case of an SBIC (such as the Company), making loans to a portfolio company.

FUNDAMENTAL AND OTHER INVESTMENT POLICIES

         The Company's investment objectives are to achieve a high level of current income from interest and long-term growth through equity interests in its portfolio companies.

Fundamental Policies

         In making investments and managing its portfolio, the Company will adhere to the following fundamental policies, which may not be changed without the approval of (i) the holders of 50% or more of the Company's outstanding voting securities, or (ii) the holders of 67% or more of the Company's outstanding voting securities present at a meeting of securityholders at which holders of 50% or more of such securities are present in person or by proxy:

         1. The Company will conduct its business so as to retain its status as an SBIC and as a Business Development Company, and to qualify as a "regulated investment company" (as defined under the Code). In order to retain its status as an SBIC, the Company must limit its investments to Eligible Concerns and meet the minimum financing obligations applicable to Smaller Concerns (see "THE COMPANY - SBA Regulation"). In order to retain its status as a Business Development Company, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a Business Development Company) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a Business Development Company." In order to qualify as a "regulated investment company," the Company will be required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. While the Company did not qualify as a "regulated investment company" prior to the fiscal year ended March 31, 1997, the Company believes it will qualify as a "regulated investment company" for the fiscal year ended March 31, 1997.

         2. The Company will not borrow money except through the issuance of the Debentures, other debentures ranking on an equal basis with the Debentures, the SBA Debentures and through one or more bank lines of credit.

         3. The Company may issue preferred stock with such terms as the Board of Directors may determine, subject to the requirements of the 1940 Act and the Small Business Investment Act.

         4. The Company will not (i) act as an underwriter of securities (except to the extent it may be deemed to be an "underwriter" as defined in the Securities Act of 1933, as amended (the "Securities Act") of securities purchased by it in private transactions), (ii) purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may acquire real estate which collateralizes its loans or guaranties of its loans upon defaults of such loans and may dispose of such real estate as and when market conditions permit), (iii) sell securities short, (iv) purchase securities on margin (except to the extent that the registrant may be deemed to have done so as a result of its acquisition of securities in connection with loans made to portfolio companies which are funded with borrowed money), or (v) purchase or sell commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loans or investments).

         5. The Company may write or buy put or call options in connection with loans to, and other investments in, portfolio companies, or rights to require the issuer of such securities to repurchase such loans and other investments under certain circumstances.

         6. The Company has no policy with respect to concentration of investments in a particular company, industry or groups of industries, except that it will not lend money to, or invest in, any company if such loan or investment exceeds 20% of the Company's Private Capital, without SBA approval.

         7. The Company may make straight loans and loans with equity features to the extent permitted under the Small Business Investment Act and the 1940 Act.

Other Investment Policies

         The Company's investment policies described below are not fundamental policies, and may be changed, subject to the Small Business Investment Act and the SBA Regulations, by the Company's Board of Directors without shareholder approval:

         1. Except for subsidiaries organized by the Company to hold assets acquired in foreclosures of defaulted loans, the Company will not acquire (i) 50% or more of the outstanding voting securities of any issuer held by fewer than 50 shareholders, (ii) 25% or more of the outstanding voting securities of any issuer having 50 or more shareholders, or (iii) 20% or more of the outstanding voting securities of any issuer having 50 or more shareholders if, as a result of such acquisition, the Company would hold a number of voting securities equal to or greater than the largest other holding of such securities.

         2. The Company will not invest in companies for the purpose of controlling management of such companies.

         3. The Company will not invest in finance companies, foreign companies, passive businesses or real estate companies, except as permitted by the SBA.

         4. The Company has no policy with respect to portfolio turnover. Moreover, because borrowers have certain prepayment rights pursuant to SBA Regulations, the Company cannot control or predict the frequency of portfolio turnover.

         5. Pending the investment of its funds in Eligible Concerns (including Smaller Concerns) or as otherwise permitted by the SBA, the Company may invest its funds in direct obligations of, or obligations guaranteed as to principal and interest by, the United States which mature in 15 months or less, repurchase agreements with federally insured institutions with respect to such obligations which mature in seven days or less, or certificates of deposit issued by a qualified federally insured institution which mature in one year or less, or will be deposited in a qualified federally insured institution in accounts which may be subject to withdrawal restrictions not to exceed one year.

COMPETITION

         Many entities, including banks, lending companies (including other SBICs), venture capital funds and other sources of capital, compete for loan originations and investments similar to those made by the

Company. The Company's competition is not limited to entities which operate in the same geographical area as the Company, as many of the Company's competitors operate throughout the nation. Furthermore, competition for loan origination has increased as the financial strength of the banking community has improved over the last few years. Many of the Company's competitors have far greater financial and personnel resources than the Company. In addition, many other SBICs use professional investment advisors to seek and evaluate potential investments. The Company does not have an independent investment advisor and it does not intend to retain one.

CHANGE IN MANAGEMENT

         On May 2, 1995, Paul A. Perlin and David Greenberg purchased all of the then outstanding shares of Common Stock from the shareholders of the Company. On that date, Paul A. Perlin, R. Scot Perlin and David Greenberg were elected directors of the Company, and Paul A. Perlin was elected the Chief Executive Officer and Stanley M. Pechman continued in office as President of the Company. Also, on that date, Paul A. Perlin and Stanley M. Pechman entered into employment agreements with the Company. After the Company's public offering in October 1995, it entered into an employment agreement with David Greenberg as Chief Operating Officer.

FACILITIES; EMPLOYEES

         The Company operates from rented quarters, consisting of approximately 1,500 square feet, located in a four story office building under a lease expiring in December 1997. The lease is cancelable at the Company's option on 90 days prior written notice. Management considers that such quarters will be adequate for the near term for the conduct of the Company's business. The Company maintains its investment and business records at its executive offices.

         Before May 2, 1995, the Company had only one salaried executive officer, Stanley M. Pechman. As of May 2, 1995, the Company had three full-time employees, two of whom, Messrs. Paul A. Perlin and Pechman, are officers who manage the Company, and one of whom handles clerical matters. After the completion of the Company's public offering, David Greenberg became the fourth full-time employee when he was employed as Chief Operating Officer. Bruce A. Kaufman is the Company's non-salaried Treasurer and Secretary. As of July 1, 1996, R. Scot Perlin was employed as the Company's part-time Chief Financial Officer. The Company considers its relations with employees to be satisfactory.

LEGAL PROCEEDINGS

         From time to time in the ordinary course of business, the Company initiates legal proceedings against borrowers in default and, where warranted, their guarantors to seek payment of loan obligations and to take possession of collateral. In the latter instances, these proceedings are sometimes followed by court authorized liquidations. All such proceedings require outside counsel with attendant professional fees and expenses.

         The Company has never been named as a defendant in any material litigation.

ITEM 2. PROPERTIES.

         The Company's office is in rented quarters consisting of approximately 1,500 square feet with an annual rental of approximately $32,000. The lease expires in December 1997. The lease is cancellable at the Company's option on 90 days prior written notice. For a description of the Company's loans and other investments, as of March 31, 1997 and March 31, 1996 see pages F-20 to F-24.

ITEM 3. LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The registrant's common stock trades in the NASDAQ SmallCap Market under the symbol, "WCAP", and its common stock purchase warrants trade in the NASDAQ SmallCap Market under the symbol, "WCAPW". The registrant's common stock and warrants are listed on the Boston Stock Exchange under the symbols, "WNF" and "WNFW", respectively, but there has been no meaningful trading of such securities on that Exchange since the registrant's initial public offering, which was made on October 26, 1995. The reported high and low bid quotations for the registrant's common stock and warrants on the NASDAQ SmallCap Market from October 26, 1995 to June 24, 1997 were as follows:

                                             COMMON STOCK          WARRANTS
                                            HIGH       LOW       HIGH     LOW
                                            ----       ---       ----     ---
October 26 - December 31, 1995             $ 9.00     $ 5.00    $ 5.25  $ 1.125
January 1 - March 31, 1996                  11.25       6.00      6.00    1.75
April 1 - June 30, 1996                      7.125      2.25      2.50     .50
July 1 - September 30, 1996                  2.625      1.375     1.50     .375
October 1 - Decmber 31, 1996                 2.125      1.25      1.25     .50
January 1 - March 31, 1997                   2.5625     1.296875   .875    .50
April 1 - June 24, 1997                      2.03125    1.09375    .625    .1875

         The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA. See Summary of Financial Information for the years ended March 31, 1997, 1996, 1995, 1994 and 1993 on the following page:

                             WINFIELD CAPITAL CORP.

                        SUMMARY OF FINANCIAL INFORMATION

                                                                    Year Ended March 31,
                                         -------------------------------------------------------------------------
                                             1997            1996           1995           1994           1993
                                         ------------    ------------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA

   Total investment income               $  1,436,957    $    599,537    $   290,972    $   403,024    $   556,079

   Total investment expenses                1,731,499         995,985        674,903        765,208        758,021

   Net realized gains (losses)
    on disposition of investments              57,349          77,550        (26,926)       (50,560)         5,304

   Unrealized appreciation
       (depreciation)
     on loans and investments                 581,745        (133,195)      (120,000)       (30,000)      (190,357)

   Net income (loss)                          344,552        (452,093)      (530,857)      (442,744)      (386,995)

   Earnings (loss) per share                      .07            (.13)          (.90)          (.75)          (.65)

   Weighted average number of
     shares outstanding                     5,215,293       3,484,630        591,608        591,608        591,608

OTHER OPERATING DATA

   Number of loans and other
       investments
     outstanding at end of period                  44              43             51             55             60

   Number of loans and other
       investments
     originated                                     7               3              3              6              7

   Principal amount of loans and other
     investments originated                 3,959,335       1,157,090        287,115        290,932        418,077

   Investment expenses as a percentage
     of average net assets                       16.6%           19.3%         216.0%          95.7%          62.4%

BALANCE SHEET DATA

   Loans and investment portfolio
     including assets acquired in
     liquidation                            4,908,905       3,977,593      3,724,118      4,295,680      5,005,766

   Total assets                            20,748,682      15,852,084      4,448,322      4,971,472      5,576,583

   SBA debentures                           8,900,000       4,500,000      3,750,000      3,750,000      3,750,000

   Common stock (including additional
     paid-in capital)                      10,901,063      10,901,063      1,250,000      1,250,000      1,250,000

   Realized retained earnings (deficit)      (556,091)       (318,898)    (1,019,450)      (608,593)      (195,489)

   Total shareholders' equity              10,610,022      10,265,470         47,050        577,907      1,020,651

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Years Ended March 31, 1997, 1996 and 1995

Investment Income

         Investment income increased by $837,420 from $599,537 for the year ended March 31, 1996 to $1,436,957 for the year ended March 31, 1997, an increase of 139.7%. Interest from loans to small business concerns increased $330,809 principally due to new loan generation and the collection of approximately $90,000 of past due interest. Interest from invested idle funds increased by $358,660 mainly as a result of the interest earned for a full year on the net proceeds received from the Company's public offering completed in November, 1995 and interest earned on proceeds from the issuance of $5,000,000 of debentures to the SBA. Commitment and loan processing fee income increased by $136,485 concomitant with the increased loan activity and other investments while other income increased 25.9% from $44,184 to $55,650 reflecting a preferred stock dividend received upon early redemption of the stock.

         Investment income increased by $308,565 from $290,972 for the year ended March 31, 1995 to $599,537 for the year ended March 31, 1996, an increase of 106.1%. This reflected $330,155 in increased earnings from invested idle funds as a result of the proceeds received from the private placement which took place in May, 1995 and the Company's public offering referred to above. There was a decrease of $53,222 in earnings from the Company's investment portfolio due to a decrease in outstanding loans receivable. This was partially offset by an increase in commitment fees and other income totaling $31,632. Investment income declined in fiscal 1995 to $290,972, a 27.8% decrease from the same period a year earlier. This decline was mainly due to a decrease in the value of the Company's loan portfolio, which reflected a 65.7% increase in assets acquired in liquidation from $325,988 at March 31, 1994 to $540,300 at March 31, 1995. Loans and other investments also declined 13.3% in fiscal 1995 to $3,724,118 at March 31, 1995, contributing to the decline in investment income for the period.

Interest Expense

         Interest expense increased from $404,248 for the year ended March 31, 1996 to $780,646 for the year ended March 31, 1997 due to both the increased indebtedness to the SBA and the payment of interest for a full year on the 6.5% debentures issued in conjunction with the Company's public offering of equity securities.

         Interest expense increased from $396,327 for the year ended March 31, 1995 to $404,248 for the year ended March 31, 1996. Short-term borrowing decreased from $500,000 at March 31, 1995 to $5,000 at March 31, 1996. The decrease in short-term borrowing was offset by an increase in indebtedness to the SBA of $750,000, which reflected the retirement of $600,000 principal amount of 8% debentures issued to the SBA which were then replaced by the issuance to the SBA of $1,350,000 principal amount of 6.875% debentures. In addition, the Company issued $1,089,000 principal amount of 6.5% debentures in conjunction with the public offering of equity securities. Interest expense remained essentially unchanged from March 31, 1994 to March 31, 1995.

Operating Expenses

         The Company's operating expenses consist of employee compensation and benefits, rent, insurance, professional and consulting fees, marketing and investment solicitation expenses. The Company's operating expenses increased from $591,737 for the year ended March 31, 1996 to $950,853 for the year ended March 31, 1997. Payroll and payroll related expenses increased by $173,701 as a result of a combination of salary increases, the hiring of a new employee and the full year impact of an employee hired during the previous fiscal year. Insurance expense increased by $64,598 which included policies covering both officers and directors liability and health insurance for new employees.

         During the year ended March 31, 1997, travel and entertainment related expenses increased by $19,345 over similar expenses for the preceding year primarily in connection with due diligence and negotiating new investment opportunities with small business concerns. Professional fees and general and administrative expenses increased by $54,431 and $104,308, respectively.

         The Company's operating expenses increased from $278,576 for the year ended March 31, 1995 to $591,737 for the year ended March 31, 1996, primarily as a result of an increase in salaries of $172,568 and smaller increases in insurance, professional fees, consulting fees, travel and entertainment. Operating expenses declined to $278,576 for fiscal 1995, from $396,534 for the previous year, due principally to lower losses on the sale of assets acquired in liquidation.

Realized Gains or Losses on Equity Investments

         The Company realized gains or losses on its equity investments or rights to acquire equity investments upon their disposition. The realized gains for the year ended March 31, 1997 included a gain of $124,960 on the sale of warrants which was partially offset by losses on loan receivables of $68,950. The Company realized a $156,916 gain on the sale of warrants it held in portfolio companies during the year ended March 31, 1996 which was partially offset by losses on loan receivables of $79,366. Gains of $34,012 were recorded for the fiscal year ended March 31, 1995 which were offset by losses on loans receivable of $60,938.

Unrealized Appreciation or Depreciation of Loans and Investments.

         As an investment company, the Company evaluates its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments, but has no impact on net investment income unless or until such loans or investments mature, are sold or are otherwise liquidated. There was unrealized appreciation on loans and investments of $581,745 for the year ended March 31, 1997 and unrealized depreciation for the years ended March 31, 1996 and March 31, 1995 of $133,195 and $120,000, respectively.

Liquidity and Capital Resources

         At March 31, 1997, the Company had cash, certificates of deposit and treasury bills totaling $15,423,149, an increase of 33.6% from the year ended March 31, 1996. The cash and certificates of deposit were all invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized institutions.

         During the year ended March 31, 1997, the Company sold to the SBA $5,000,000 of debentures due June 1, 2006 with an interest rate of 7.71%. The Company believes that its cash and short term investments at March 31, 1997 will be adequate to meet both its working capital needs and the long term investments opportunities it seeks through March 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                      Page
                                                                      ----
Reports of  Independent Accountants                              F-1 through F-3
Balance Sheets                                                               F-4
Statements of Operations                                                     F-5
Statements of Shareholders' Equity                                           F-6
Statements of Cash Flows                                                     F-7
Financial Highlights (Per Share Data and Ratios/Supplemental
 Data)                                                                       F-8
Notes to Financial Statements                                   F-9 through F-19
Portfolio of Investments                                       F-20 through F-24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 5, 1997, the registrant engaged the firm of Coopers & Lybrand, L.L.P. ("C&L") to replace the firm of Joel Popkin and Company, P.C. ("JP&C") as the registrant's independent certified public accountants for the fiscal year ended March 31, 1997. JP&C's resignation became effective on the same date. The registrant's decision to change accounting firms was authorized by the registrant's Audit Committee of the Board of Directors and subsequently by its Board of Directors after an interview process involving several qualified accounting firms.

         Prior to their engagement, no events or consultations occurred with C&L which would require disclosure of the type specified in Item 304 (a) (2) of Regulation S-K.

         There were no disagreements or differences of opinion between the registrant and JP&C, from the inception to the termination of their engagement. JP&C will continue to provide the registrant with accounting and other services even after its engagement as auditor ends.

         The registrant expects to benefit from C&L's significant experience as outside independent auditors to numerous investment companies, including small business investment companies, as well as to publicly traded companies.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Financial Statements:

                  See Item 8 of Part II hereof.

         (b) Financial Statement Schedules: The schedules specified under Regulation S-X are either not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 1997.

         (c)      Exhibits:

                  3(A). Certificate of Incorporation, as amended, incorporated by reference to Exhibit 1(A) to the registrant's registration statement in SEC File No. 33-94322.

                  3(B). Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 1(B) to the registrant's registration statement in SEC File No. 33-94322.

                  3(C).    By-laws, as amended, incorporated by reference to
                           Exhibit 2 to the registrant's registration statement in SEC File No. 33-94322.

                  4(A). Warrant Agreement, including Form of Warrant, incorporated by reference to Exhibit 3(B) to the registrant's registration statement in SEC File No. 33-94322.

                  4(B).    Form of Debenture incorporated by reference to
                           Exhibit 3(C) to the registrant's registration statement in SEC File No. 33-94322.

                  4(C). Agency Agreement for the Debentures, incorporated by reference to Exhibit 3(D) to the registrant's registration statement in SEC File No. 33-94322.

                  10(A). Indemnification Agreement, incorporated by reference to Exhibit 4 to the registrant's registration statement in SEC File No. 33-94322.

                  10(B).   Stock Option Plan, incorporated by reference to
                           Exhibit 5 to the registrant's registration statement in SEC File No. 33-94322.

                  10(C). Registrant's License from SBA, incorporated by reference to Exhibit 6 to the registrant's registration statement in SEC File No. 33-94322.

                  10(D). Stock Purchase Agreement dated as of August 25, 1994, as amended, incorporated by reference to Exhibit 7 to the registrant's registration statement in SEC File No. 33-94322.

                 10(E)(1). Employment Agreement with Paul A. Perlin,
                           incorporated by reference to Exhibit 8(A) to the registrant's registration statement in SEC File No. 33-94322.

                 10(E)(2). Stock Option Agreement with Paul A. Perlin,
                           incorporated by reference to Exhibit 8(B) to the registrant's registration statement in SEC File No. 33-94322.

                 10(F)(1). Employment Agreement with Stanley M. Pechman,
                           incorporated by reference to Exhibit 9(A) to the registrant's registration statement in SEC File No. 33-94322.

                 10(F)(2). Stock Option Agreement with Stanley M. Pechman,
                           incorporated by reference to Exhibit 9(B) to the registrant's registration statement in SEC File No. 33-94322.

                  10(G). Employment Agreement with David Greenberg, incorporated by reference to Exhibit 9(C) to the registrant's registration statement in SEC File No. 33-94322.

                  10(H). Lock-up Agreement with Officers and Directors, incorporated by reference to Exhibit 9(D) to the registrant's registration statement in SEC File No. 33-94322.

                  11.      Statement of Computation of Earnings (Loss) Per
                           Share.

                  12. Letter of Joel Popkin & Company, P.C. to the Securities and Exchange Commission dated June 5, 1997, incorporated by reference to Item 7. (c)
                           Exhibit 1 to the registrant's Current Report on Form 8-K dated June 5, 1997 in SEC File No. 33-94322.

         (d) No reports on Form 8-K were filed during the fourth quarter of the registrant's fiscal year ended March 31, 1997.

                          INDEX TO FINANCIAL STATEMENTS

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                      PAGE
                                                                  ------------


Reports of Independent Accountants                                   F-1-F-3

Balance Sheets
(As of March 31, 1997 and 1996)                                        F-4

Statements of Operations
(For the years ended March 31, 1997, 1996 and 1995)                    F-5

Statements of Shareholders' Equity                                     F-6
(For the years ended March 31, 1997, 1996 and 1995)

Statements of Cash Flows
(For the years ended March 31, 1997, 1996 and 1995)                    F-7

Financial Highlights                                                   F-8
   Per Share Data
   (For the years ended March 31, 1997 and 1996)
   Ratios/Supplemental Data
   (For the years ended March 31, 1997 and 1996)

Notes to Financial Statements                                        F-9-F-19

Portfolio of Investments                                            F-20-F-24

COOPERS                                                Coopers & Lybrand L.L.P.
& LYBRAND                                          a professional services firm



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration):

We have audited the accompanying balance sheet of Winfield Capital Corp. as of March 31, 1997, including portfolio investments as of March 31, 1997 and the related statements of operations, shareholders' equity and cash flows for the year then ended and the financial highlights for the periods indicated thereon. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the financial highlights are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of March 31, 1997 by examination and correspondence with custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements and the financial highlights referred to above present fairly, in all material respects, the financial position of Winfield Capital Corp. as of March 31, 1997, and the results of its operations and its cash flows for the year then ended and the financial highlights for the period indicated thereon, in conformity with generally accepted accounting principles.


                                         /s/ COOPERS & LYBRAND L.L.P.
                                        --------------------------------------
                                         Coopers & Lybrand L.L.P.


New York, NY
June 20, 1997

                  [Letterhead of Joel Popkin & Company, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Winfield Capital Corp.
A Small Business Investment Company
 licensed by the SBA
White Plains, New York

         We have audited the accompanying balance sheets of Winfield Capital Corp. as of March 31, 1996, including portfolio investments as of March 31, 1996 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Winfield Capital Corp. as of March 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Winfield Capital Corp.

         As explained in Note 2, the financial statements include loans and investment securities valued at $3,977,592 as of March 31, 1996, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of value of such loans and investments and have inspected underlying documentation, and in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for loans and investment securities existed, and the differences could be material.


                                           /s/ Joel Popkin & Company, P.C.


May 24, 1996

                             WINFIELD CAPITAL CORP.

                                 BALANCE SHEETS

                                                                                        MARCH 31
                                                                              ---------------------------
                                    ASSETS:                                       1997           1996
                                                                              ------------   ------------
Investments, at value:
   Loans and notes receivable  (cost:  $3,244,529 and $3,456,795,
      respectively)                                                           $  2,552,030   $  3,316,405
   Equity interests in small business concerns (cost:  $286,755 and
      $42,806, respectively)                                                     1,549,304         36,500
   Assets acquired in liquidation (cost:  $1,112,571 and $794,687,
      respectively)                                                                807,571        624,687
                                                                              ------------   ------------

               Total investments                                                 4,908,905      3,977,592

Cash                                                                             3,314,875      3,410,572
Short-term marketable securities                                                12,108,274      8,131,149
Accrued interest receivable                                                         72,088         76,724
Furniture and equipment (net of accumulated depreciation of $ 61,817
   and $58,146, respectively)                                                       11,849          9,321
Other assets (principally deferred debenture costs)                                332,691        246,726
                                                                              ------------   ------------

               Total assets                                                   $ 20,748,682   $ 15,852,084
                                                                              ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY:

Debentures payable to the U.S. Small Business Administration                  $  8,900,000   $  4,500,000
Subordinated debentures payable                                                    942,665        901,828
Notes payable - bank                                                                                5,000
Accrued expenses                                                                   295,995        155,336
Funds in escrow                                                                                    24,450
                                                                              ------------   ------------

               Total liabilities                                                10,138,660      5,586,614
                                                                              ------------   ------------

Commitments and contingencies (Note 7)

Shareholders' equity:
   Preferred stock - .001 par value; Authorized 1,000,000 shares Issued and outstanding - none
   Common stock - $.01 par value; Authorized - 10,000,000 shares; Issued and outstanding - 5,023,361 shares at March 31, 1997
      and 1996                                                                      50,234         50,234
   Additional paid-in capital                                                   10,850,829     10,850,829
   Accumulated deficit (dated May 2, 1995)                                        (556,091)      (318,898)
   Unrealized appreciation (depreciation) on investments, net                      265,050       (316,695)
                                                                              ------------   ------------
               Total shareholders' equity                                       10,610,022     10,265,470
                                                                              ------------   ------------

               Total liabilities and shareholders' equity                     $ 20,748,682   $ 15,852,084
                                                                              ============   ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED MARCH 31
                                                         -----------------------------------
                                                             1997        1996        1995
                                                         -----------   ---------   ---------
Investment income:
   Interest from small business concerns                 $   539,455   $ 208,646   $ 261,868
   Interest from invested idle funds                         694,867     336,207       6,052
   Loan processing fees                                      146,985      10,500       1,110
   Other income                                               55,650      44,184      21,942
                                                         -----------   ---------   ---------

               Total investment income                     1,436,957     599,537     290,972
                                                         -----------   ---------   ---------

Expenses:
   Interest                                                  780,646     404,248     396,327
   Payroll and payroll related expenses                      474,690     300,989     128,421
   General and administrative expenses                       259,043     154,735      82,220
   Professional fees                                         153,289      98,858      39,109
   Depreciation and amortization                              19,933       7,150       3,564
   Other operating costs                                      43,898      30,005      25,262
                                                         -----------   ---------   ---------

               Total investment expenses                   1,731,499     995,985     674,903
                                                         -----------   ---------   ---------

               Investment loss - net                        (294,542)   (396,448)   (383,931)
                                                         -----------   ---------   ---------

Realized gain (loss) on investments                           57,349      77,550     (26,926)

Change in unrealized appreciation (depreciation) of
   investments                                               581,745    (133,195)   (120,000)
                                                         -----------   ---------   ---------

               Gain (loss) on investments, net               639,094     (55,645)   (146,926)
                                                         -----------   ---------   ---------

               Net increase (decrease) in shareholders'
                 equity resulting from operations        $   344,552   $(452,093)  $(530,857)
                                                         ===========   =========   =========

               Per share net increase (decrease) in
                 shareholders' equity resulting from
                 operations                              $      0.07   $   (0.13)  $   (0.90)
                                                         ===========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    Years ended MARCH 31, 1997, 1996 AND 1995

                                                                                         UNREALIZED
                                   COMMON STOCK         ADDITIONAL                      APPRECIATION
                                -------------------      PAID-IN       ACCUMULATED    (DEPRECIATION) ON
                                SHARES      AMOUNT       CAPITAL        (DEFICIT)     INVESTMENTS - NET      TOTAL
                               ---------  ----------  -------------   ------------      ------------     -------------
Balance - March 31, 1994         591,608  $    5,916  $   1,244,084   $   (608,593)     $    (63,500)    $     577,907

Net decrease in share-
   holders' equity resulting
   from operations                                                        (410,857)         (120,000)         (530,857)
                               ---------  ----------  -------------   ------------      ------------     -------------

Balance - March 31, 1995         591,608       5,916      1,244,084     (1,019,450)         (183,500)           47,050

Sale of common stock           2,591,753      25,918      2,852,764                                          2,878,682

Reorganization                                          (1,019,450)      1,019,450

Sale of common stock
   and warrants                1,840,000      18,400      7,773,431                                          7,791,831

Net decrease in share-
   holders' equity resulting
   from operations                                                        (318,898)         (133,195)         (452,093)
                               ---------  ----------  -------------   ------------      ------------     -------------

Balance - March 31, 1996       5,023,361      50,234     10,850,829       (318,898)         (316,695)       10,265,470

Net increase in share-
   holders' equity resulting
   from operations                                                        (237,193)          581,745           344,552
                               ---------  ----------  -------------   ------------      ------------     -------------

Balance - March 31, 1997       5,023,361  $   50,234  $  10,850,829   $   (556,091)     $    265,050     $  10,610,022
                               =========  ==========  =============   ============      ============     =============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED MARCH
                                                                       ---------------------------------------
                                                                           1997           1996         1995
                                                                       ------------   ------------   ---------
Operating activities:
   Net increase (decrease) in shareholders' equity
       resulting from operations                                       $    344,552   $   (452,093)  $(530,857)
   Adjustments to reconcile net increase (decrease)
      in shareholder's equity resulting from operations
      to net cash used in operating activities:
         Realized (gain) loss on investment                                 (57,349)       (77,550)     26,926
         Loss on assets acquired                                                                         5,254
         Amortization of discount                                            40,837         17,015
         Change in unrealized (appreciation)
            depreciation on investments                                    (581,745)       133,195     120,000
         Capitalized interest                                                              (15,431)
         Depreciation and amortization of fixed assets                        3,671          3,161       3,564
         Amortization of debenture costs                                     45,016         11,948
         Decrease in accrued interest receivable                              4,636         29,450      59,094
         Increase in other assets                                               269         15,313     (27,188)
         Increase (decrease) in accrued liabilities                         140,659        (14,636)      6,115
                                                                       ------------   ------------   ---------
               Net cash used in operating  activities                       (59,454)      (349,628)   (337,092)
                                                                       ------------   ------------   ---------

Investing activities:
   Purchases of short-term marketable securities                        (14,683,274)   (22,277,149)
   Proceeds from the maturity of short-term marketable
      securities                                                         10,706,149     14,146,000
   Assets acquired in liquidation                                                          (10,359)    (13,923)
   Proceeds from sale of equity interests                                   376,299        156,916      35,257
   Investments originated                                                (3,959,335)    (1,157,090)   (287,115)
   Proceeds from collection of loans                                      3,290,817        746,290     486,013
   Acquisition of fixed assets                                               (6,199)        (4,217)
   Proceeds on sale of assets acquired in liquidation                                        2,250     199,150
   (Decrease) increase in funds held in escrow                              (24,450)        11,453       1,592
                                                                       ------------   ------------   ---------
               Net cash (used in) provided by investing
                 activities                                              (4,299,993)    (8,385,906)    420,974
                                                                       ------------   ------------   ---------

Financing activities:
   Sale of common stock                                                                 10,743,678
   Proceeds from debentures payable to the SBA                            5,000,000      1,491,167
   Repayment of debentures payable to the SBA
      and bank note                                                        (605,000)      (495,000)
   Debenture costs paid                                                    (131,250)       (35,438)
                                                                       ------------   ------------
               Net cash provided by financing activities                  4,263,750     11,704,407
                                                                       ------------   ------------   ---------
               (Decrease) increase in cash                                  (95,697)     2,968,873      83,882
Cash - beginning of year                                                  3,410,572        441,699     357,817
                                                                       ------------   ------------   ---------
               Cash - end of year                                      $  3,314,875   $  3,410,572   $ 441,699
                                                                       ============   ============   =========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                              $    589,663   $    385,047   $ 393,276
                                                                       ============   ============   =========
Supplemental schedule of non-cash investing and financing activities:
      Assets acquired in liquidation of loans                          $    317,885   $    246,278   $ 374,644
                                                                       ============   ============   =========

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                              FINANCIAL HIGHLIGHTS

                                                          YEARS ENDED MARCH 31
                                                       --------------------------
                                                           1997         1996
                                                       -----------   -----------
PER SHARE OPERATING PERFORMANCE(1)

   Net asset value, beginning of period                $      2.04   $      0.08(2)
                                                       -----------   -----------

   Investment loss - net                                     (0.06)        (0.09)

   Net realized  and unrealized gain (loss)
      on investments                                          0.13         (0.04)
                                                       -----------   -----------

   Total from investment operations                           0.07         (0.13)
                                                       -----------   -----------

   Proceeds from sale of common stock                                       2.09
                                                                     -----------

   Net  asset value, end of period                     $      2.11   $      2.04
                                                       ===========   ===========

   Per share market value, end of  period              $      2.00   $      7.13
                                                       ===========   ===========

   Shares outstanding, end of period                     5,023,361     5,023,361
                                                       ===========   ===========


RATIO/SUPPLEMENTAL DATA

   Net assets, end of period                           $10,610,022   $10,265,470

   Ratio of investment expenses to average net assets        16.59%        19.32%

   Ratio of investment loss, net to average net assets        2.82%         7.69%

(1) The Company's initial 1933 Act Registration Statement went effective in October 1995; therefore no per share information has been presented prior to 1996.

(2) Net asset value at beginning of period is calculated based on shareholders' equity of $47,050 at March 31, 1995 and 591,608 shares of common stock outstanding.

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                         NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION:

       Winfield Capital Corp. (the "registrant" or the "Company") was incorporated as a New York corporation in 1972. The Company is a small business investment company ("SBIC") that was licensed by the U.S. Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). For the year ended March 31, 1997, the Company elected to be taxed as a Regulated Investment Company under Subchapter M of the Internal Revenue Code of 1986, as amended.

       The Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and make equity investments in, independently owned and operated business concerns that in accordance with SBA Regulations (i) do not have a net worth in excess of $18 million and do not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The Company invests in all kinds and classes of securities of portfolio companies, including, but not limited to, notes and bonds; straight, subordinated, convertible and income debentures; preferred stock; common stock; and options and warrants to purchase any of the foregoing. The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and will continue to be made, with the intention of having loans repaid within five years and equity investments liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a shorter or longer period.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       VALUATION OF INVESTMENTS
       Securities that are traded on a securities exchange or the NASDAQ National Market System, which are not deemed to be restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the average closing bid price for the valuation date and the preceding two trading days. A valuation discount of at least 10% is applied if the number of securities held is substantial in relation to the average daily trading volume.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

       The Company's investments in restricted securities of public companies are valued at the bid quotation less a discount rate of 10% to 40%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement, size of position held and trading history of the investee company.

       Loans and other investments for which no public market exists are stated at "value" as determined in good faith by the Board of Directors.

       The carrying values of loans to small business concerns are based on the Board of Director's evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business which anticipates the Company holding the loans to maturity and realizing the face value of the loans. The carrying value of loans normally corresponds to cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of value at a lower amount. In such instances, the Company records an increase in unrealized depreciation of investments to reduce the carrying value of such loans to a value, as determined by the Board of Directors.

       Investments in nonpublic companies securities (including equity investments, warrants and convertible instruments) are recorded at value as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flows from operations, the market of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securities are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

       Certain of the Company's loans are delinquent as to the required principal and/or interest due under the respective loan agreements. Loans are generally considered to be in default when they become 180 days past due pursuant to SBA regulations. However on a case by case basis, management will consider, based on available information, the appropriateness of the continued accrual of interest and the carrying value of the loan.

       At March 31, 1997, the investment portfolio included investments totaling $3,678,103, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

       At March 31, 1997, all investments were in small business concerns located in the United States of America.

       REALIZED AND UNREALIZED GAIN OR LOSS
       Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Director's judgment have become permanently impaired, in whole or in part, are written off and such amounts are reported as realized losses.

       All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

       DESCRIPTION OF LOAN TERMS
       The Company's loans to small business concerns range up to $2,000,000 in size, have a five-year maturity, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions, including certain "put" rights in favor of the Company. The Company seeks to maximize the difference, or "spread," between the rate at which it borrows funds from the SBA and the rate at which it lends these funds to small business concerns.
       Interest rates are subject to a cap determined by the SBA.

       The loans bear interest at rates ranging from 12.00% to 17.00%, per annum. Interest is payable in monthly, quarterly, or semi-annual installments with principal payments payable either over the term of the loan or at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees.

       The Company also participates in syndicated loans and equity investments.

       ASSETS ACQUIRED IN LIQUIDATION
       Assets acquired in liquidation ("Liquidations") include those loan balances for which collateral in real estate and other assets have been obtained by the Company and which have been or are in the process of being liquidated. These Liquidations are carried at a value as determined in good faith by the Board of Directors based upon amounts which the Company expects to realize upon disposition of the collateral, on a discounted basis, after reasonable selling expenses. The Company capitalizes expenditures related to Liquidations subsequent to foreclosure on the collateral, and accrued interest receivable as of the date of such foreclosure, if the Board of Directors expects such amounts to be recovered by the Company.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

       DEFERRED DEBENTURE COSTS
       SBA debenture costs are amortized over ten years which represents the terms of the SBA debentures.

       REVENUE RECOGNITION
       Interest income is recognized as it is earned on short-term marketable securities and debt investments. Dividend income from equity investments is recognized as of the ex-dividend date.

       DEFERRED INCOME
       Loan origination fees paid to the Company are deferred and amortized over the terms of the respective loans. Upon prepayment of loans, loan processing fees are recognized in full.

       FURNITURE AND EQUIPMENT
       Furniture and equipment are carried at cost. The Company depreciates furniture and equipment over the estimated useful life of 10 years using the straight-line method except for computer equipment which is depreciated under an accelerated method over five years.

       INCOME TAXES
       Prior to May 2, 1995 the Company had been treated as an S Corporation for Federal and State income tax purposes. During that time, the Company's profits and losses were reported and taxed directly to the Company's shareholders. Effective with the sale of securities on May 2, 1995, the Company became a C Corporation and its income was subject to taxes at the corporate level. During this period, the Company was subject to state income taxes on interest.

       Effective April 1, 1996, the Company has elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is taxed as a pass-through entity which acts as a partial conduit of income to its shareholders.

       In order to maintain its RIC status, the Company must in general: a) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities b) derive less than 30% of its gross income from the sale or disposition of securities held for less than three months, c) meet investment diversification requirements defined by the Code and d) distribute to shareholders 90% of its net income (other than long-term capital gains).

       The aggregate gross unrealized appreciation of investments for Federal income tax purposes was $1,293,550 and the aggregate gross unrealized depreciation of investments was $1,028,500 resulting in a net unrealized appreciation of $265,050.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

       STOCK OPTIONS
       The Company uses the intrinsic value based method, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to account for the granting of stock options to employees. This method generally does not result in compensation costs.

       PER SHARE DATA

       Net increase (decrease) in shareholders' equity per share has been computed in accordance with Accounting Principles Board Opinion No. 15 ("APB No. 15") and is based on the net increase (decrease) in shareholders' equity for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding (using the treasury method). APB No. 15 requires that the weighted average number of shares outstanding exclude the number of common shares issuable upon the exercise of outstanding options if such inclusion would be anti-dilutive.

       USE OF ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

       RECLASSIFICATION
       Certain amounts for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

       NEWLY ISSUED ACCOUNTING STANDARDS
       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". SFAS 128, which simplifies existing computational guidelines, supersedes APB No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly-held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted, and all prior period EPS is required to be restated to conform with SFAS 128. The Company is currently evaluating SFAS 128 and believes that the adoption of SFAS 128 will not have a significant impact on the disclosure in the financial statements of the Company.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

3.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

       CASH AND SHORT-TERM MARKETABLE SECURITIES
       The carrying amount reported in the balance sheet for cash and short-term marketable securities approximates fair value.

       DEBENTURES PAYABLE TO THE U.S. SMALL BUSINESS ADMINISTRATION
       The carrying amount of the Company's debentures payable to the SBA approximates fair value.

4.     DEBENTURES PAYABLE TO THE U.S. SMALL BUSINESS ADMINISTRATION:

       Debentures payable to the SBA at March 31, 1997, with interest payable semi-annually, consist of the following:

                                            INTEREST RATE
                    AMOUNT     DUE DATE      (PER ANNUM)
                ------------  -----------  ---------------

                $   600,000     9/1/97         10.350%
                    300,000     6/1/99          8.950%
                    450,000     9/1/99          8.800%
                    300,000     6/1/00          9.300%
                    900,000     9/1/01          8.330%
                    750,000     9/1/05          6.875%
                    600,000     9/1/05          6.875%
                  5,000,000     6/1/06          7.710%
                -----------

                $ 8,900,000
                ===========

       Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA.

5.     SUBORDINATED DEBENTURES:

       In October, 1995 in conjunction with its public offering of common stock, the Company issued 6.5% subordinated debentures due 2000 with warrants attached. The debentures are unsecured, have no sinking fund provision and are not issued under a trust agreement. The debentures are carried, net of unamortized discount, as follows:

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                                                       1997              1996
                                                    ----------        ----------

Face value of debentures                            $1,089,000        $1,089,000

Less, unamortized discount                             146,335           187,172
                                                    ----------        ----------

                                                    $  942,665        $  901,828
                                                    ==========        ==========

       The debentures have been discounted to yield an effective interest rate of 8.0%. The warrants issued in connection with the unit offering were valued at $.25.

6.     TRANSACTIONS WITH AFFILIATES:

       Robert E. Fischer, a member of a Lowenthal, Landau, Fischer & Bring, P.C. ("LLF&B"), which served as counsel for the Company in certain matters, was formerly the Secretary and a director and shareholder of the Company. Edward J. Landau, a member of LLF&B, was formerly a shareholder of the Company. Martin R. Bring, a member of LLF&B, was formerly the Treasurer of the Company. For the year ended March 31, 1995, LLF&B received $65,144 for its services provided to the Company.

       Mr. Stanley M. Pechman, the Company's President, and Maple Investors, Inc., a corporation whose shares are held in trust for members of Stanley
       M. Pechman's family, and Mr. Pechman, individually, have on occasion participated with the Company in portfolio investments. At March 31, 1997, 1996 and 1995, Mr. Pechman and Maple Investors, Inc. were participants in loans of approximately $93,000, $102,000, and $130,000, respectively.

7.     COMMITMENTS AND CONTINGENT LIABILITIES:

       The Company has operating leases on real and personal property expiring through November 30, 1998 with aggregate minimum rental commitments as follows:

                                          MARCH 31,
                                     -------------------
                                       REAL     PERSONAL
                                     PROPERTY   PROPERTY
                                     --------   --------

        Year ending
           1998                      $ 22,047   $ 6,132
           1999                                   3,577
                                     --------   -------

                                     $ 22,047   $ 9,709
                                     ========   =======

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

       Rent expense was $38,274, $38,521 and $40,525 for the years ended March 31, 1997, 1996 and 1995, respectively.

8.     SHAREHOLDERS' EQUITY:

       COMMON STOCK
       On May 2, 1995, the Company's Certificate of Incorporation was amended increasing the authorized number of common shares from 1,000,000 shares to 10,000,000 shares and reducing the par value per share from ten cents to one cent per share. In connection with the foregoing amendment, the outstanding shares of the company were subject to a 10 for 1 stock split. On June 26, 1995, the Company's Board of Directors approved a 5 for 7 reverse stock split. The stock splits resulted in the previously outstanding 82,825 common shares being converted to 591,608 common shares which has been retroactively reflected in the financial statements. In addition, upon the Company's reorganization, the Company charged against the additional paid-in capital an amount equal to the accumulated deficit. In the opinion of management, there was no indication of impairment of its assets at that date which would have required their writedown in conjunction with the reorganization.

       On May 2, 1995 and June 29, 1995, the Company completed the sale of 2,591,753 shares of common stock for $3,011,600 less costs of approximately $132,918.

       In an initial public offering on October 26, 1995, the Company sold 1,840,000 shares of common stock and 816,750 warrants for $9.2 million less costs of approximately $1.6 million. The warrants entitle the holder to purchase one share of common stock at $6.00 per share. The warrants expire on October 25, 1997. No warrants have been exercised.

       PREFERRED STOCK
       The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.001 par value per share.

       STOCK OPTION PLAN
       In October 1995, the Company adopted the 1995 stock option plan (the "Plan") by which 800,000 shares of common stock are reserved pursuant to the Plan, of which 100,000 are available for non-employee directors under automatic options ("Formula Options") and 700,000 shares are available for key employees ("Eligible Employees"). Under the Plan, options intended to qualify as "incentive stock options" under Section 422 of the Code ("Qualified Options"), options not intended to qualify, stock appreciation rights ("SARS") and shares of Restricted Common Stock may be granted or issued.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

       On each March 31, each nonemployee director who has served as a director of the Company for twelve consecutive months will automatically receive a Formula Option to purchase 2,000 shares, at the fair market value of the Common Stock. (Directors in office on March 31, 1996 received a Formula Option for 2,000 shares, whether or not they have served twelve consecutive months.) Each Formula Option will be exercisable immediately and will have a five year duration, whether or not the optionee terminates his or her service as a director for any reason other than cause. Nonemployee directors will not be eligible for any other option, SARs or restricted stock under the Plan.

       Qualified Options granted to Eligible Employees under the Plan will be exercisable at a price equal to the fair market value of the shares at the time the Qualified Option is granted, or, if no such market value is determinable, at the current net asset value of such shares, except with respect to options granted to any employee who owns 10% or more of the outstanding stock of the Company (a "10% stockholder"), the exercise price may not be less than 110% of the current fair market value of the common stock. If the aggregate fair market value (determined at the time the Qualified Option is granted) of the shares exercisable for the first time by any grantee during any calendar year exceeds $100,000, such excess shares may not be treated as a Qualified Option. No Qualified Option may be exercised more than 10 years after the date on which it is granted, except that such period may not exceed five years in the case of an option granted to a 10% stockholder.

       Options not intended to qualify as "incentive stock options" under the Code may be granted to Eligible Employees under the Plan and shall have such exercise prices and such other terms and conditions as the Committee may determine in its discretion, subject to the requirements of the 1940 Act.

       The Plan is administered by the Board of Directors. The Board of Directors will determine the employees who are eligible to participate in the Plan and the number of shares, if any, on which options are to be granted, the SARs, if any, to be granted with respect to such options and the shares of restricted Common Stock, if any, to be issued, to Eligible Employees.

       Options granted under the Plan will not be transferable, other than by the laws of descent and distribution, and during the grantee's life may be exercised only by such grantee. All rights to exercise options will terminate upon termination for cause of the holder's employment or directorship.

       The Plan also provides that shares of restricted Common Stock may be granted to eligible employees on such terms and in such amounts as the Committee determines. Such shares of Stock will be issued under a written agreement which will contain restrictions on transfers thereof as may be required by law and as the Committee may determine in its discretion.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

       The Plan will terminate when there have been granted shares of Common Stock and options on the total number of shares authorized by the Plan or by action of the Board of Directors, but in no event later than June 12, 2005. The authorized number of shares may be increased, and the Plan's date of termination may be extended, only by shareholder action.

       Stock option transactions are as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                   EXERCISE
                                                   SHARES           PRICE
                                                ------------     -----------

       Granted in fiscal 1996                        438,572        $1.23
       Outstanding and Exercisable at
         March 31, 1996                              438,572        $1.23
       Granted in fiscal 1997                         20,000        $1.53
       Outstanding and Exercisable at
         March 31, 1997                              458,572        $1.24

       The Company applied the intrinsic value based method permitted by SFAS 123 in accounting for its stock-based compensation plans and awards. Accordingly, no compensation expense has been recognized since the options were granted with exercise prices equal to the market value of the common stock on the date of grant. As of March 31, 1997 no options have been exercised or cancelled.

       Had the Company measured compensation expense under the fair value based method for the stock options granted in 1997 and 1996, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                       1997            1996
                                                    ----------     ------------

       Net income - as reported                     $ 344,552      $ (452,093)
       Net income - pro forma                       $ 332,435      $ (706,999)
       Net income per share - as reported                 .07            (.13)
       Net income per share - pro forma                   .06            (.20)

       The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants - expected volatility of 40%; risk-free interest rate of approximately 6.6%; and expected lives ranging from 3 to 6 years.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

9.     CONCENTRATION OF CREDIT RISK:

       At March 31, 1997, the Company's cash and certificates of deposit were all invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized institutions.

10.    SUBSEQUENT EVENT:

       In May 1997, the Company made a loan to HPA Monon Corporation in the amount of $2,000,000 with a 12% interest rate, and in addition the Company received 625,000 shares of convertible preferred stock.

       In June 1997, the Company made a $200,000 equity investment consisting of shares of common stock in Cool Zone, Inc.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1997

LOANS AND NOTES RECEIVABLES

                                                                   LOAN
                                                                 MATURITY     INTEREST
             COMPANY NAME                      INDUSTRY            DATE       RATE (%)        COST           VALUE
----------------------------------------  -------------------  -------------  ----------  -------------- --------------
LOANS
Bob's Auto Body Shop                      Auto Repairs           01-Mar-98      15.50     $      48,452  $      48,452
Buona Pasta, Ltd.                         Food Service           31-Mar-98      12.00            69,000         69,000
Carpenito's Restaurant, Inc.              Restaurant             01-Feb-01      12.00           151,800        151,800
D&S Diner Rte 7 Cobleskill Diner Corp.    Restaurant             16-Oct-00      16.25            92,571         92,571
Diversified Development, LLC (d)          Land Development       On Demand      14.00           500,000        500,000
1155 Deli, Inc.                           Food Service           10-Jul-99      16.68            79,534         79,534
Fishmarket Inn, Inc. (c)                  Restaurant             01-May-93      15.75           140,389         55,389
Francis A. Lee, Inc.                      Construction           01-Sep-97      15.00            68,482         68,482
Global Network Communications, Inc.       Communication          01-Jun-99      13.50           103,520         68,520
H. Lockings Corp. (d)                     Food Service           19-Jul-95      16.25            48,122         48,122
Improved Drinking Water & Pool Co.        Swimming Pools         31-Dec-99      12.00            22,806         12,806
Jerusalem Refrigeration Corp.             Refrigeration          01-May-00      15.50            58,050         58,050
Keystone Terminal Operating Corp. (d)     Gasoline Dist.         21-Apr-94      16.63            34,924         19,924
La Torinese USA, Inc. (c)                 Specialty Baking       08-Mar-01      14.00           600,000        300,000
NAI Technologies, Inc.                    Computer Systems       15-Jan-01      12.00           400,000        400,000
No-Name Deli/Grocery, Inc. (c)            Food Service           28-Jul-93      16.50           124,554         74,554
Phone Management Enterprises,             Communication          15-Aug-95       None            70,959         50,959
Inc.(a)(d)
Saints & Sinners, Inc.(a)                 Food Service           17-Oct-91      15.50            22,491          2,491
Savo Contracting Corp. (a)                Construction           02-May-93      15.75            70,842          5,842
Schiattin Realty Corp. (a)                Construction           15-Oct-92      16.00           133,699         58,699
Suburban Enterprises, Inc. (b)            Construction           01-Sep-98      13.50            24,706          7,209
Volz Collision Inc. (Mahopac)             Auto Repair            01-Apr-00      17.00           115,444        115,444

NOTES RECEIVABLE
Barrier Motor Fuels, Inc.                 Auto Repair            01-Aug-99      15.00           124,580        124,580
Gisante Realty Corp. (d)                  Real Estate            08-Mar-96      11.00            12,962         12,962
957 South Elmora, Inc.                    Real Estate            01-Dec-04       7.50           126,642        126,640
                                                                                          -------------- --------------
     Total Loans and Notes Receivable                                                     $   3,244,529  $   2,552,030
                                                                                          ============== ==============

(a) non-income producing

(b) foreclosed upon during the year

(c) foreclosed upon subsequent to year end

(d) payable on demand

See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1996

LOANS AND NOTES RECEIVABLE

                                                                 LOAN
                                                               MATURITY      INTEREST
             COMPANY NAME                    INDUSTRY            DATE        RATE (%)        COST            VALUE
---------------------------------------  ------------------  --------------  ---------   --------------  --------------
LOANS
Bob's Auto Body Shop                     Auto Repairs          01-Feb-93      15.50      $      73,431   $      73,431
Buona Pasta Ltd.                         Food Service          01-Mar-95      14.50             75,000          75,000
Carpenito's Restaurant, Inc.             Restaurant            27-Feb-94      16.75            148,439         148,439
1902 Jericho, Inc. (Charbru)             Restaurant            28-Sep-99      17.00             45,301          43,801
D&S Rte 7 Cobleskill Diner Corp.         Restaurant            16-Oct-00      16.25            104,669         104,669
D&S Rte 7 Cobleskill Diner Corp.         Restaurant            15-Nov-93      15.00              8,000           8,000
1155 Deli, Inc.                          Food Service          10-Jul-99      16.68            101,804         101,804
Fishmarket Inn, Inc.                     Restaurant            01-May-93      15.75            131,985          69,485
Francis A. Lee, Inc.                     Construction          01-Sep-97      15.00             81,067          81,067
Global Network Communications, Inc.      Communication         01-Jun-99      13.50            123,809         103,809
Improved Drinking Water & Pool Co.       Swimming Pool         31-Dec-99      12.00             22,806          22,806
Jerusalem Refrigeration Corp.            Refrigeration         01-Mar-95      15.75             71,254          71,254
Jerusalem Refrigeration Corp.            Refrigeration         01-Jun-96      15.50              2,035           2,035
Keystone Terminal Operating Corp.        Gasoline Dist.        21-Apr-94      16.63             69,259          54,259
La Torinese USA, Inc.                    Specialty Bakery      08-Mar-01      14.00            600,000         600,000
H. Lockings Corp.                        Food Service          19-Jul-95      16.25             55,476          55,476
NAI Technologies, Inc.                   Computer Systems      15-Jan-01      12.00            400,000         550,000
No-Name Deli/Grocery, Inc.               Food Service          28-Jul-93      16.50            119,594          99,594
Paolo Enterprises, Inc. #1               Construction          01-May-94      17.00            131,572         131,572
Paolo Enterprises, Inc. #2               Construction          01-Apr-97      10.00             80,000          80,000
Phone Management Enterprises, Inc.       Communications        15-Aug-95      14.00             75,671          55,671
Saints & Sinners, Inc.                   Food Service          17-Oct-91      15.50             22,491          22,491
Savo Contracting Corp.                   Construction          02-May-93      15.75             70,842          35,842
Schiattin Realty Corp.                   Construction          15-Oct-92      16.00            135,789         100,789
957 South Elmora (K&A)                   Food Service          26-Mar-92      14.75             46,583
Suburban Enterprises, Inc.               Construction          01-Sep-98      13.50             24,706          24,706
Tel-A-Booth Communication, Ltd.          Communication         01-Sep-94      16.00              9,807
Volz Collision, Inc. (Mahopac)           Auto Repair           01-Aug-94      17.00            175,500         175,500
Volz Collision, Inc. (Mahopac)           Auto Repair           01-Aug-94      15.25             70,933          70,933

NOTES RECEIVABLE
Charles Bistro (F&T)                     Real Estate           08-Mar-08       8.00            106,600         106,600
Gisante Realty Corp.                     Real Estate           08-Mar-96      11.00             30,000          30,000
957 South Elmora, Inc.                   Real Estate           01-Dec-04       7.50            138,237         138,237
Hall Diner                               Restaurant            01-Oct-97      10.00            104,135          79,135
                                                                                         --------------  --------------
     Total Loans and Notes Receivable                                                    $   3,456,795   $   3,316,405
                                                                                         ==============  ==============

See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1997

EQUITY INTERESTS

                                                                                             COST OR
                                                             NUMBERS OF SHARES/            CONTRIBUTED
         COMPANY NAME                INDUSTRY               OWNERSHIP PERCENTAGE              VALUE          VALUE
-------------------------------  -----------------  -------------------------------------  ------------  -------------
Academic Industries, Inc.        Movie Production   1,000 Shares, Preferred Stock -        $     7,000   $      1,000
                                                    Series A
Alliance National, Inc.          Office Rental      65,000 Shares, 1.46%; Unregistered                         58,500
                                  Common Stock
Complete Wellness                Holistic Therapy   33,333 Shares, 2.36%; Warrant to                           48,333
    Centers, Inc.                                   Purchase Common Stock, (Restricted)
Desserts & Cafes, Inc.           Specialty Baking   11%; Warrant to Purchase Common                             9,000
                                                    Stock
Diversified Development,         Land Development   49.9%; Warrant to Purchase Common
LLC.                                                Stock
Dowling, LLC.                    Construction       9.5% or 5 units @1.9%; Preferred           250,000        250,000
                                  Return Units
Improved Drinking Water          Swimming Pool      Preferred Stock 12.75% preferred            25,000
    & Pool Co.                                      return, convertible into 20% Common
                                                    Stock
Independence Brewing             Beverages          949,941, 29.6% and 66.3% assuming            4,755        509,971
    Company                                         warrant exercise; Common Stock and
                                                    Warrants, (Restricted)
La Torinese USA, Inc.            Specialty Baking   2.64%; Warrant to Purchase Common
                                                    Stock
NAI Technologies, Inc.           Computer Systems   1.94%; Convertible Note into                              672,500
                                                    200,000 Shares of Common Stock,
                                                    Warrants to Purchase 100,000
                                                    Shares of Common Stock
                                                                                           ------------  -------------
Total Equity Interests                                                                     $   286,755   $  1,549,304
                                                                                           ============  =============

See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1996

EQUITY INTERESTS

                                                                                           COST OR
                                                           NUMBERS OF SHARES/            CONTRIBUTED
        COMPANY NAME               INDUSTRY               OWNERSHIP PERCENTAGE              VALUE          VALUE
-----------------------------  -----------------  -------------------------------------  ------------   ------------
Academic Industries, Inc.      Movie Production   1,000 Shares, Preferred Stock -        $     7,000    $     3,500
                                                  Series A
Artec Distributing, Inc.       Distribution       100 Shares, Common Stock                    10,806
Desserts & Cafes, Inc.         Specialty Baking   11%; Warrant to   purchase  common                         30,500
                                                  stock
Improved Drinking Water &      Swimming Pool      Preferred Stock 12.75% Preferred            25,000          2,500
Pool Co.                                          Return; Convertible into 20% Common
                                                  Stock
                                                                                         ------------   ------------
    Total Equity Interests                                                               $    42,806    $    36,500
                                                                                         ============   ============

See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                             MARCH 31, 1997 AND 1996

ASSETS ACQUIRED IN LIQUIDATION

                                                       MARCH 31, 1997
                                             -----------------------------------
            COMPANY NAME                          COST                VALUE
-----------------------------------------    ---------------      --------------

A.D.L Contracting Corp.                      $       98,440       $       18,440
Bashert Enterprises, Inc.                           208,197              208,197
Hall Diner                                          104,907               44,907
The Partition Corp.                                 131,317              131,317
Ne James/Malaky #1                                  160,827              100,827
Ne James/Malaky #3                                   33,843               33,843
Maypat Realty Corp.                                 162,063               77,063
Paolo Enterprises, Inc. #1                          132,977              112,977
Paolo Enterprises, Inc. #2                           80,000               80,000
                                             ---------------      --------------
     Total Assets Acquired in Liquidation    $    1,112,571       $      807,571
                                             ===============      ==============

                                                       MARCH 31, 1996
                                             -----------------------------------
            COMPANY NAME                          COST                VALUE
-----------------------------------------    ---------------      --------------

A.D.L Contracting Corp.                      $       98,440       $       33,440
Bashert Enterprises, Inc.                           208,197              208,197
The Partition Corp.                                 131,317              131,317
Ne James/Malaky #1                                  160,827              115,827
Ne James/Malaky #3                                   33,843               33,843
Maypat Realty Corp.                                 162,063              102,063
                                             ---------------      --------------
     Total Assets Acquired in Liquidation    $      794,687       $      624,687
                                             ===============      ==============

See accompanying notes to the financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WINFIELD CAPITAL CORP.


Dated: June 27, 1997                                 By: s/Paul A. Perlin
                                                         -----------------------
                                                         Paul A. Perlin,
                                                         Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 27, 1997        By: s/Paul A. Perlin
                                ------------------------------------------
                                Paul A. Perlin, Chairman of the Board
                                (Chief Executive Officer) and Director


Dated: June 27, 1997        By: s/R. Scot Perlin
                                ------------------------------------------
                                R. Scot Perlin, (Chief Financial Officer &
                                Chief Accounting Officer) and Director


Dated: June 27, 1997        By: s/Bruce A. Kaufman
                                ------------------------------------------
                                Bruce A. Kaufman, Treasurer


Dated: June 27, 1997        By: s/David Greenberg
                                ------------------------------------------
                                David Greenberg, Chief Operating Officer
                                and Director


Dated: June 27, 1997        By: s/Joel I. Barad
                                ------------------------------------------
                                Joel I. Barad, Director


Dated: June 27, 1997        By:
                                ------------------------------------------
                                Barry J. Gordon, Director


Dated: June 27, 1997        By:
                                ------------------------------------------
                                Allen L. Weingarten, Director


Dated: June 27, 1997        By:
                                ------------------------------------------
                                Scott A. Ziegler, Director