Form 10-Q
period 1997-03-31
WINFIELD CAPITAL CORP
filed 1997-08-14
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
   (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997
                               -------------

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________


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

Registrant had 5,023,361 shares of common stock outstanding as of June 30, 1997.

-------------------------------------------------------------------------------

                        This report consists of 11 pages

                           Form 10-Q Quarterly Report




                                      INDEX


Part I - Financial Information                                      Page No.
                                                                    --------

         Condensed Statements of Operations -
           Three Months ended June 30, 1997 and 1996                    3

         Condensed Balance Sheets - as of
           June 30, 1997 and March 31, 1997                            4-5

         Condensed Statements of Cash Flows -
           Three Months Ended June 30, 1997
           and 1996                                                     6

         Notes to Condensed Financial Statements                        7

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                               8-9


Part II - Other Information                                           10-11

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                                June 30,
                                                           1997          1996
                                                         --------      --------
Investment income
    Interest from small business concerns                $108,155      $ 79,533
    Interest from invested idle funds                     155,045       135,055
    Other income                                            4,524        61,461
                                                         --------      --------

              Total investment income                     267,724       276,049
                                                         --------      --------
Expenses
    Interest                                              211,918       134,513
    Payroll and payroll related expenses                  128,818       101,965
    General and administrative expenses                    67,738        65,701
    Professional fees                                      14,947        22,765
    Depreciation and amortization                           5,884         3,265
    Other taxes                                              --          11,185
    Other operating costs                                   3,098     (   2,467)
                                                         --------      --------

              Total investment expenses                   432,403       336,927
                                                         --------      --------
              Investment loss - net                     ( 164,679)    (  60,878)

Change in unrealized appreciation of
    investments                                         (  27,830)         --
                                                         --------      --------

              Net decrease in shareholders' equity
                resulting from operations               ($192,509)    ($ 60,878)
                                                         ========      ========

Per share net decrease in shareholders' equity
    resulting from operations                           ($    .04)    ($    .01)
                                                         ========      ========

         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                   June 30,         March 31,
                                                     1997             1997
                                                 -----------      -----------
Loans and investments
    Loans and notes receivable                   $ 4,120,072      $ 2,552,030

Equity interests in small business
    concerns                                       1,746,475        1,549,304

Assets acquired in liquidation                     1,139,357          807,571
                                                 -----------      -----------

                  Total investments                7,005,904        4,908,905

Cash                                               2,180,040        3,314,875

Short term marketable securities                  10,927,745       12,108,274

Accrued interest receivable                           80,873           72,088

Furniture and equipment (net of
    accumulated depreciation of
    $63,182 at June 30, 1997
    and $61,817 at March 31, 1997)                    14,878           11,849

Other assets                                         310,473          332,691
                                                 -----------      -----------

                  Total assets                   $20,519,913      $20,748,682
                                                 ===========      ===========



         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                   June 30,        March 31,
                                                     1997             1997
                                                 -----------      -----------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                    $ 8,900,000      $ 8,900,000

    Subordinated debentures payable                  952,874          942,665

    Accrued expenses                                 249,526          295,995
                                                 -----------      -----------

                  Total liabilities               10,102,400       10,138,660
                                                 -----------      -----------

Commitments and contingencies

Shareholders' equity
    Preferred stock - .001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value;
     Authorized - 10,000,000  shares;
       Issued and outstanding - 5,023,361
       at June 30, 1997 and March 31, 1997            50,234           50,234
    Additional paid-in capital                    10,850,829       10,850,829
    Accumulated deficit                         (    720,770)    (    556,091)
    Unrealized appreciation on investments,
        net                                          237,220          265,050
                                                 -----------      -----------

                  Total shareholders' equity      10,417,513       10,610,022
                                                 -----------      -----------

                  Total liabilities and
                    shareholders' equity         $20,519,913      $20,748,682
                                                 ===========      ===========

         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                            June 30,
                                                     1997              1996
                                                 -----------       ------------
Operating activities
    Net decrease in shareholders' equity
        resulting from operations                ($  192,509)      ($    60,878)
    Adjustments to reconcile net decrease
        in shareholders' equity resulting
        from operations to net cash used in
        operating activities
    Amortization of debenture costs                   10,209             10,209
    Change in unrealized appreciation on
        investments                                   27,830               -
    Capitalized interest                                -                 2,911
    Depreciation and amortization of
        fixed assets                                   1,365              3,265
    Amortization of bond expenses                      7,182              7,205
    (Increase) decrease in
        Accrued interest receivable              (     8,785)             2,426
        Other assets                                  15,036        (   121,495)
    (Decrease) Increase in accrued expenses      (    46,469)            48,544
                                                  ----------         ----------

Net cash (used in) operating activities          (   186,141)       (   107,813)
                                                  ----------         ----------

Investing activities
    Short term marketable securities - net         1,180,529        ( 4,496,463)
    Investments originated                       ( 2,231,785)       ( 1,050,000)
    Proceeds from collection of loans                106,956             87,284
    Purchase of furniture and equipment          (     4,394)              -
    (Decrease) in funds held in escrow                  -           (    18,226)
                                                  ----------         ----------

Net cash (used in) investing activities          (   948,694)       ( 5,477,405)
                                                  ----------         ----------

Financing activities
    Proceeds from debentures payable to
        the SBA                                         -             5,000,000
                                                  ----------         ----------

Net cash provided by financing activities               -             5,000,000
                                                  ----------         ----------

(Decrease) in cash                               ( 1,134,835)       (   585,218)

Cash - beginning of period                         3,314,875          3,410,572
                                                  ----------         -----------

Cash - end of period                              $2,180,040         $2,825,354
                                                  ==========         ==========

         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note - 1 In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations for the three months ended June 30, 1997 and 1996 and the cash flows for the three months ended June 30, 1997 and 1996. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note - 2 In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." It establishes a standard for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements which is effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Three Months Ended June 30, 1997 and June 30, 1996
--------------------------------------------------

Investment Income
-----------------

Investment income decreased from $276,049 for the three month period ended June 30, 1996 to $267,724 for the same period ended June 30, 1997. This reflects $19,990 in increased earnings from invested idle funds. There was also an increase of $28,622 in interest earned from the Company's investment portfolio due to new loans generated in 1996 and 1997. Other investment income, principally processing and commitment fees, decreased by $56,937.


Interest Expense
----------------

Interest expense increased from $134,513 for the three months ended June 30, 1996 to $211,918 for the three months ended June 30, 1997 due to an increase in indebtedness to the Small Business Administration of $5,000,000 with interest at 7.71% per annum.

Operating Expenses
------------------

The Company's operating expenses increased from $202,414 for the three months ended June 30, 1996 to $220,485 for the three months ended June 30, 1997. Payroll and payroll related expenses increased by $26,853 as a result of hiring a new employee. Professional fees decreased by $7,818 while rent and office expenses increased by $9,143.

Unrealized Appreciation or Depreciation of Investments
------------------------------------------------------

There was unrealized depreciation of investments of $27,830 for the three months ended June 30, 1997 compared to a $-0- depreciation in value of investments for the three months ended June 30, 1996.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

At June 30, 1997 the Company had cash and short term marketable securities, totaling $13,107,785 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash and short term investments at June 30, 1997 will be adequate to meet both its working capital needs and the long term investment opportunities that it seeks through June 30, 1998.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

                a.   Exhibit Index
                     -------------

                     Exhibit II - Computation of Loss Per Share


                b.   Reports on Form 8-K
                     -------------------

                     Form 8-K dated June 5, 1997 was filed during the three months ended June 30, 1997 in connection with the retention of Coopers & Lybrand L.L.P. as the Company's independent Certified Public Accountants.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WINFIELD CAPITAL CORP.
                                               (Registrant)





                                               By: /s/ PAUL A. PERLIN
                                                   --------------------------
                                                   Paul A. Perlin
                                                   Chief Executive Officer




Dated: August 13, 1997

                             WINFIELD CAPITAL CORP.
                        COMPUTATION OF EARNINGS PER SHARE


                                                                      EXHIBIT II



                                                         Three Months Ended
                                                              June 30,
                                                          1997          1996
                                                       ---------      ---------
Primary and Fully Diluted Loss Per Share

Weighted average number of
  shares outstanding                                   5,023,361      5,023,361
                                                       ---------      ---------

Net decrease in shareholders' equity
    resulting from operations                         ($ 192,509)    ($  60,878)
                                                       ---------      ---------

Per share net decrease in shareholders'
    equity resulting from operations                  ($     .04)    ($     .01)
                                                       =========      =========