Form 10-Q
period 1997-09-30
WINFIELD CAPITAL CORP
filed 1997-11-13
CIK 936404

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

               For the quarterly period ended September 30, 1997

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________


                        Commission File Number 33-94322



                             WINFIELD CAPITAL CORP.

Incorporated in the                                  IRS Employer Identification
 State of New York                                        Number: 13-2704241

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

Registrant had 5,023,361 shares of common stock outstanding as of September 30, 1997.

================================================================================

                        This report consists of 13 pages

                           Form 10-Q Quarterly Report

                                      INDEX

PART I - Financial Information                                      Page No.
                                                                    --------
         Condensed Statements of Operations -
           Six and Three Months ended September 30, 1997
           and 1996 ..............................................    3-4

         Condensed Balance Sheets - as of
           September 30, 1997 and March 31, 1997 .................    5-6

         Condensed Statements of Cash Flows -
           Six Months Ended September 30, 1997
           and 1996 ..............................................     7

         Notes to Condensed Financial Statements .................     8

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations .........................................   9-11

PART II - Other Information ......................................  12-13

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Six Months Ended
                                                     September 30,
                                                 ----------------------
                                                    1997        1996
                                                 ---------    ---------
Investment income
  Interest from small business concerns ......   $ 190,306    $ 202,584
  Interest from invested idle funds ..........     351,761      334,847
  Other income ...............................      33,944      159,428
                                                 ---------    ---------
    Total investment income ..................     576,011      696,859
                                                 ---------    ---------
Expenses
  Interest ...................................     420,469      354,638
  Payroll and payroll related expenses .......     256,251      221,673
  General and administrative expenses ........     127,107      134,382
  Professional fees ..........................      87,575       50,586
  Depreciation and amortization ..............      11,768        8,718
  Other taxes ................................        --         11,193
  Other operating costs ......................      24,837       14,139
                                                 ---------    ---------
    Total investment expenses ................     928,007      795,329
                                                 ---------    ---------
    Investment loss - net ....................    (351,996)     (98,470)

Realized loss on disposition of investments ..     (82,468)        --
Change in unrealized appreciation of
  investments ................................    (387,086)        (253)
                                                  --------    ---------
    Net decrease in shareholders' equity
      resulting from operations ..............   ($821,550)   ($ 98,723)
                                                 =========    =========
Per share net decrease in shareholders' equity
  resulting from operations ..................   ($    .16)   ($    .02)
                                                 =========    =========

         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                     September 30,
                                                 ----------------------
                                                    1997        1996
                                                 ---------    ---------
Investment income
  Interest from small business concerns ......   $  82,151    $ 123,051
  Interest from invested idle funds ..........     196,716      199,792
  Other income ...............................      29,420       97,967
                                                 ---------    ---------
      Total investment income ................     308,287      420,810
                                                 ---------    ---------
Expenses
  Interest ...................................     208,551      220,125
  Payroll and payroll related expenses .......     127,433      119,700
  General and administrative expenses ........      59,369       68,689
  Professional fees ..........................      72,628       27,821
  Depreciation and amortization ..............       5,884        5,453
  Other taxes ................................        --              8
  Other operating costs ......................      21,739       16,606
                                                 ---------    ---------
      Total investment expenses ..............     495,604      458,402
                                                 ---------    ---------
      Investment loss - net ..................    (187,317)     (37,592)

Realized loss on disposition of investments ..     (82,468)        --
Change in unrealized appreciation of
  investments ................................    (359,256)        (253)
                                                 ----------    ---------
      Net decrease in shareholders' equity
        resulting from operations ............   ($629,041)   ($ 37,845)
                                                 =========    =========
Per share net decrease in shareholders' equity
  resulting from operations ..................   ($    .12)   ($    .01)
                                                 =========    =========

         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  September 30,   March 31,
                                                      1997          1997
                                                  ------------  -----------
Loans and investments
  Loans and notes receivable .................    $ 4,416,030   $ 2,552,030
Equity interests in small business
  concerns ...................................      3,752,642     1,549,304
Assets acquired in liquidation ...............      1,177,559       807,571
                                                  -----------   -----------
      Total investments ......................      9,346,231     4,908,905
Cash .........................................      1,684,706     3,314,875
Short term marketable securities .............      7,943,504    12,108,274
Accrued interest receivable ..................        117,145        72,088
Furniture and equipment (net of
  accumulated depreciation of
  $64,547 at September 30, 1997
  and $61,817 at March 31, 1997) .............         13,513        11,849
Other assets .................................        271,844       332,691
                                                  -----------   -----------
      Total assets ...........................    $19,376,943   $20,748,682
                                                  ===========   ===========



         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30,     March 31,
                                                     1997            1997
                                                 -------------   ------------
Liabilities
  Debentures payable to the U.S. Small
    Business Administration ..................   $  8,300,000    $  8,900,000
  Subordinated debentures payable ............        963,084         942,665
  Accrued expenses ...........................        325,387         295,995
                                                 ------------    ------------
      Total liabilities ......................      9,588,471      10,138,660
                                                 ------------    ------------
Commitments and contingencies

Shareholders' equity
  Preferred stock -- .001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding - none
  Common stock -- $.01 par value; Authorized --
    10,000,000 shares; Issued and
    outstanding -- 5,023,361
    at September 30, 1997 and
    March 31, 1997 ...........................         50,234          50,234
  Additional paid-in capital .................     10,850,829      10,850,829
  Accumulated deficit ........................       (990,555)       (556,091)
  Unrealized appreciation (depreciation)
    on investments, net ......................       (122,036)        265,050
                                                 ------------    ------------
      Total shareholders' equity .............      9,788,472      10,610,022
                                                 ------------    ------------
      Total liabilities and
        shareholders' equity .................   $ 19,376,943    $ 20,748,682
                                                 ============    ============

         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                         September 30,
                                                 --------------------------
                                                     1997          1996
                                                 -----------    -----------
Operating activities
  Net decrease in shareholders' equity
    resulting from operations ...............    ($ 821,550)    ($  98,723)
  Adjustments to reconcile net decrease
    in shareholders' equity resulting
    from operations to net cash used in
    operating activities
  Realized loss on disposition of investments        82,468           --
  Amortization of debenture costs ...........        20,419         20,418
  Change in unrealized appreciation
    (depreciation) on investments ...........       387,086            253
  Capitalized interest ......................          --            2,911
  Depreciation and amortization .............        11,768          8,718
  Amortization of bond expenses .............        14,365         14,388
  (Increase) decrease in
     Accrued interest receivable ............       (45,057)       (27,194)
     Other assets ...........................        37,444       (115,342)
   Increase in accrued expenses .............        29,392         68,313
                                                -----------    -----------
Net cash (used in) operating activities .....      (283,665)      (126,258)
                                                -----------    -----------
Investing activities
  Short term marketable securities - net ....     4,164,770     (3,960,875)
  Investments originated ....................    (5,065,800)    (3,334,754)
  Proceeds from collection of loans .........       158,920        137,554
  Purchase of furniture and equipment .......        (4,394)          --
  (Decrease) in funds held in escrow ........          --          (24,117)
                                                -----------    -----------
Net cash (used in) investing activities .....      (746,504)    (7,182,192)
                                                -----------    -----------
Financing activities
  Proceeds from debentures payable to
    the SBA .................................          --        5,000,000
  Repayment of debentures to SBA and
    bank loan ...............................      (600,000)      (605,000)
                                                -----------    -----------
Net cash (used in) provided by financing
  activities ................................      (600,000)     4,395,000
                                                -----------    -----------
(Decrease) in cash ..........................    (1,630,169)    (2,913,450)
Cash - beginning of period ..................     3,314,875      3,410,572
                                                -----------    -----------
Cash - end of period ........................   $ 1,684,706    $   497,122
                                                ===========    ===========

         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note -- 1 In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations for the six and three months ended September 30, 1997 and 1996 and the cash flows for the six months ended September 30, 1997 and 1996. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

INVESTMENT INCOME

Investment income decreased from $696,859 for the six months ended September 30, 1996 to $576,011 for the six months ended September 30, 1997. This reflects a decrease in loan commitment and processing fees of $146,985 offset by minor increases in interest and other income. The Company's investments for the first six months of 1997 consist principally of equity investments rather than loans. There are often no commitment and processing fees on equity investments. These investments are oriented towards long term appreciation and in some instances may pay future dividends. Total investments originated in 1997 were $5,065,800 of which approximately $4,600,000 were structured as either equity or debt with an equity component.

INTEREST EXPENSE

Interest expense increased from $354,638 for the six months ended September 30, 1996 to $420,469 for the six months ended September 30, 1997 due to an increase in indebtedness of $5,000,000 to the Small Business Administration on June 26, 1996 with interest at 7.71% per annum.

OPERATING EXPENSES

Operating expenses increased from $440,691 for the six months ended September 30, 1996 to $507,538 for the six months ended September 30, 1997. Payroll and payroll related expenses increased by $34,758 as a result of hiring a new employee in July 1996. Professional fees increased by $36,989 due to legal and consulting fees in connection with new investment opportunities.

REALIZED LOSS ON DISPOSITION OF INVESTMENTS

The Company realized a loss of $82,468 on the sale of an investment. In prior periods, the Company had recorded unrealized depreciation of $80,000 on this investment.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNREALIZED APPRECIATION OR DEPRECIATION OF INVESTMENTS

The unrealized depreciation of investments of $387,086 was principally related to the decline in the market price of one investment in a publicly held company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had cash and short term marketable securities, totaling $9,628,210 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash and short term investments at September 30, 1997 will be adequate to meet both its working capital needs and short term investment opportunities. Given the current pace of investment opportunities, the Company may seek additional funds through borrowings from the Small Business Administration to satisfy its long-term investment objectives. There is no assurance that such fundings will be available.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

INVESTMENT INCOME

Investment income decreased from $420,810 for the three months ended September 30, 1996 to $308,287 for the three months ended September 30, 1997. Interest from loans to small business concerns decreased by $40,900 due to new equity rather than loan investments. Other income decreased by $68,547 resulting from a decrease in new loans which normally generate processing and commitment fees.

INTEREST EXPENSE

Interest expense decreased from $220,125 for the three months ended September 30, 1996 to $208,551 for the three months ended September 30, 1997 due to the repayment of $600,000 with interest at 8.75% to the Small Business Administration on September 1, 1996.

OPERATING EXPENSES

Operating expenses increased from $238,277 for the three months ended September 30, 1996 to $287,053 for the three months ended September 30, 1997. Professional fees increased by $44,807 due to legal and consulting fees in connection with new investment opportunities. There were no material increases or decreases in other operating expenses.

                             WINFIELD CAPITAL CORP.

                           PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

          a.   Exhibit Index

               Exhibit II - Computation of Loss Per Share

          b.   Reports on Form 8-K

               There were no reports on Form 8-K filed for the three monhts ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WINFIELD CAPITAL CORP.
                                                 (Registrant)



                                                 By: /s/ PAUL A. PERLIN
                                                    ---------------------------
                                                    Paul A. Perlin
                                                    Chief Executive Officer

Dated: November 14, 1997

                                 EXHIBIT INDEX


         Exhibit No.                        Description
         ----------                         -----------

             11                             Computation of Earnings Per Share

             27                             Financial Data Schedule