Form 10-Q
period 1997-12-31
WINFIELD CAPITAL CORP
filed 1998-02-11
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

--------------------------------------------------------------------------------

                        This report consists of 13 pages

                           Form 10-Q Quarterly Report



                                      INDEX

PART I - Financial Information                                      Page No.
                                                                    --------
         Condensed Statements of Operations -
           Nine and Three Months ended December 31, 1997
           and 1996 ..............................................    3-4

         Condensed Balance Sheets - as of
           December 31, 1997 and March 31, 1997 ..................    5-6

         Condensed Statements of Cash Flows -
           Nine Months Ended December 31, 1997
           and 1996 ..............................................     7

         Notes to Condensed Financial Statements .................     8

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations .........................................   9-11

PART II - Other Information ......................................  12-13

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended
                                                            December 31,

                                                        1997          1996
                                                      --------      ------
   Investment income
     Interest from small business concerns          $  337,704    $  374,872
     Interest from invested idle funds                 454,527       491,086
     Other income                                      109,415       171,668
                                                    ----------    ----------
            Total investment income                    901,646     1,037,626
                                                    ----------    ----------
   Expenses
     Interest                                          618,662       568,129
     Payroll and payroll related expenses              389,015       338,118
     General and administrative expenses               189,905       190,796
     Professional fees                                 105,329        60,124
     Depreciation and amortization                      17,651        14,170
     Other taxes                                          -           11,193
     Other operating costs                              29,187        20,457
                                                    ----------    ----------
            Total investment expenses                1,349,749     1,202,987
                                                    ----------    ----------
            Investment loss - net                  (   448,103)  (   165,361)
Realized (loss) gain on disposition of
   investments                                     (    64,877)      124,960
Change in unrealized (depreciation)
   appreciation of investments                     ( 1,100,479)       22,246
                                                    ----------    ----------
            Net decrease in shareholders' equity
              resulting from operations            ($1,613,459)  ($   18,155)
                                                    ==========    ==========
Per share net decrease in shareholders' equity
   resulting from operations
     Basic                                         ($      .32)  ($     -   )
                                                    ==========    ==========
     Fully diluted                                 ($      .32)  ($     -   )
                                                    ==========    ==========




The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                          Three Months Ended
                                                             December 31,
                                                          1997         1996
                                                       ---------    ---------
   Investment income
     Interest from small business concerns             $ 147,398    $ 172,288
     Interest from invested idle funds                   102,766      156,239
     Other income                                         75,471       12,240
                                                       ---------    ---------
            Total investment income                      325,635      340,767
                                                       ---------    ---------
   Expenses
     Interest                                            198,193      213,491
     Payroll and payroll related expenses                132,764      116,445
     General and administrative expenses                  62,798       56,414
     Professional fees                                    17,754        9,538
     Depreciation and amortization                         5,883        5,452
     Other taxes                                            --           --
     Other operating costs                                 4,350        6,318
                                                       ---------    ---------
            Total investment expenses                    421,742      407,658
                                                       ---------    ---------
            Investment loss - net                        (96,107)     (66,891)
Realized gain on disposition of investments               17,591      124,960
Change in unrealized (depreciation)
   appreciation of investments                          (713,393)      22,499
                                                       ---------    ---------
            Net (decrease) increase in shareholders'
              equity resulting from operations         ($791,909)   $  80,568
                                                       =========    =========
Per share net (decrease) increase in shareholders'
  equity resulting from operations
     Basic                                             ($    .16)   $     .02
                                                       =========    =========
     Fully diluted                                     ($    .16)   $     .02
                                                       =========    =========




The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================


                                     ASSETS
                                     ------
                                                   December 31,        March 31,
                                                       1997              1997
                                                   -----------       -----------
Loans and investments
   Loans and notes receivable                      $ 6,527,950       $ 2,552,030

Equity interests in small business
   concerns                                          5,067,606         1,549,304

Assets acquired in liquidation                         964,582           807,571
                                                   -----------       -----------
            Total investments                       12,560,138         4,908,905

Cash                                                 2,156,736         3,314,875

Short term marketable securities                     4,333,221        12,108,274

Accrued interest receivable                            163,252            72,088

Furniture and equipment (net of
   accumulated depreciation of
   $65,912 at December 31, 1997
   and $61,817 at March 31, 1997)                       12,148            11,849

Other assets                                           333,265           332,691
                                                   -----------       -----------
            Total assets                           $19,558,760       $20,748,682
                                                   ===========       ===========




The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                   December 31,       March 31,
                                                       1997            1997
                                                  ------------     ------------
Liabilities
   Debentures payable to the U.S. Small
     Business Administration                      $  8,300,000     $  8,900,000

   Subordinated debentures payable                     973,293          942,665

   Funds held in escrow                              1,107,850             --

   Accrued expenses                                    181,054          295,995
                                                  ------------     ------------
            Total liabilities                       10,562,197       10,138,660
                                                  ------------     ------------

Commitments and contingencies

Shareholders' equity
   Preferred stock - .001 par value;
     Authorized 1,000,000 shares
     Issued and outstanding - none
   Common stock - $.01 par value;
    Authorized - 10,000,000 shares;
    Issued and outstanding - 5,023,361
      at December 31, 1997 and
      March 31, 1997                                    50,234           50,234
   Additional paid-in capital                       10,850,829       10,850,829
   Accumulated deficit                              (1,069,071         (556,091)
   Unrealized appreciation (depreciation)
      on investments, net                             (835,429)         265,050
                                                  ------------     ------------
            Total shareholders' equity               8,996,563       10,610,022
                                                  ------------     ------------
            Total liabilities and
              shareholders' equity                $ 19,558,760     $ 20,748,682
                                                  ============     ============



The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           December 31,
                                                  ----------------------------
                                                      1997             1996
                                                   ----------       -----------
Operating activities
   Net decrease in shareholders' equity
     resulting from operations                    ($1,613,459)      ($   18,155)
   Adjustments to reconcile net decrease
     in shareholders' equity resulting
     from operations to net cash used in
     operating activities
   Realized loss (gain) on disposition of
     investments                                       64,877       (   124,960)
   Amortization of debenture costs                     30,628            30,628
   Change in unrealized depreciation
     (appreciation) on investments                  1,100,479       (    22,246)
   Capitalized interest                                  -                2,911
   Depreciation and amortization                       17,651            14,171
   Amortization of debenture expenses                  21,547            21,570
   (Increase) decrease in
     Accrued interest receivable                  (    91,164)      (    45,685)
     Other assets                                 (    35,677)      (   162,941)
   (Decrease) increase in accrued expenses        (   114,941)           35,961
                                                   ----------       -----------
Net cash used in operating activities             (   620,059)      (   268,746)
                                                   ----------       -----------
Investing activities
   Short term marketable securities - net           7,775,053       ( 3,680,030)
   Proceeds from sale of equity interests              17,591           124,960
   Investments originated                         ( 9,038,687)      ( 3,584,754)
   Proceeds from collection of loans                  204,507           434,619
   Purchase of furniture and equipment            (     4,394)             -
   Increase (decrease) in funds held in escrow      1,107,850       (    24,117)
                                                   ----------       -----------
Net cash provided by (used in) investing
   activities                                          61,920       ( 6,729,322)
                                                   ----------       -----------
Financing activities
   Proceeds from debentures payable to
     the SBA                                             -            5,000,000
   Repayment of debentures payable to SBA
     and bank loan                                (   600,000)      (   605,000)
                                                   ----------       -----------
Net cash (used in) provided by financing
   activities                                     (   600,000)        4,395,000
                                                   ----------       -----------
(Decrease) in cash                                ( 1,158,139)      ( 2,603,068)

Cash - beginning of period                          3,314,875         3,410,572
                                                   ----------       -----------
Cash - end of period                               $2,156,736       $   807,504
                                                   ==========       ===========


         The accompanying notes are an integral part of this statement.

                            WINFIELD CAPITAL CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note - 1 In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1997 and the results of operations for the nine and three months ended December 31, 1997 and 1996 and the cash flows for the nine months ended December 31, 1997 and 1996. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


Note - 2 The funds held in escrow includes $1,097,050 which represents monies received from and for participants in relation to an investment which was completed in January, 1998.


Note - 3 In January, 1998 the Company paid a non-refundable commitment fee of $100,000 to the Small Business Administration to reserve $10,000,000 of SBA guaranteed debentures through September 30, 2002. The remaining portion of the fee of $200,000 will be deducted pro rata as commitment proceeds are drawn down.

                            WINFIELD CAPITAL CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended December 31, 1997 and December 31, 1996

Investment Income

Investment income decreased from $1,037,626 for the nine months ended December 31, 1996 to $901,646 for the nine months ended December 31, 1997. This reflects a decrease in investment income of $135,980. Interest from small business concerns decreased by $37,168 due to the Company entering into a higher portion of new equity investments rather than loans. Other income which consists of commitment and processing fees decreased by $62,253. There are often no commitment and processing fees on equity investments. Those investments are oriented towards long term appreciation and in some instances may pay future dividends. Interest from invested idle funds decreased by $36,559 due to some funds being used for equity or loan investments. Total new investments for the nine months ended December 31, 1997 were $9,038,687.

Interest Expense

Interest expense increased from $568,129 for the nine months ended December 31, 1996 to $618,662 for the nine months ended December 31, 1997 due to an increase in indebtedness of $5,000,000 to the Small Business Administration on June 26, 1996 with interest at 7.71% per annum.

Operating Expenses

Operating expenses increased from $634,858 for the nine months ended December 31, 1996 to $731,087 for the nine months ended December 31, 1997. Payroll and payroll related expenses increased by $50,897 as a result of hiring a new employee in July, 1996 and salary increases in 1997. Professional fees increased by $45,205 due to legal and consulting fees in connection with new investment opportunities.

Realized Loss on Disposition of Investments

The Company realized a loss of $64,877 on the disposition of two investments. In prior periods, the Company had recorded unrealized depreciation of $80,000 on one of the investments.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unrealized Appreciation or Depreciation of Investments

The unrealized depreciation of investments of $1,100,479 was principally related to the decline in the market price of two investments in publicly held companies.

Liquidity and Capital Resources

At December 31, 1997 the Company had cash and short term marketable securities, totaling $6,489,957 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash and short term investments at December 31, 1997 will be adequate to meet both its working capital needs and short term investment opportunities. Given the current pace of investment opportunities, the Company may seek additional funds through borrowings from the Small Business Administration to satisfy its long-term investment objectives. The Company has received a five year commitment from the Small Business Administration which reserves $10,000,000 of SBA guaranteed debentures. The drawing down of commitment proceeds is conditioned upon the Company's creditworthiness and full compliance with all SBA rules and regulations at the time of the draw down.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and December 31, 1996

Investment Income

Investment income decreased from $340,767 for the three months ended December 31, 1996 to $325,635 for the three months ended December 31, 1997. Interest from loans to small business concerns decreased by $24,890 due to a higher portion of new equity rather than loan investments. Other income increased by $63,231 resulting from an increase in new loans which normally generate processing and commitment fees. Interest from invested idle funds decreased by $53,473 due to some funds being used for new equity or loan investments.

Interest Expense

Interest expense decreased from $213,491 for the three months ended December 31, 1996 to $198,193 for the three months ended December 31, 1997 due to the repayment of $600,000 with interest at 10.350% to the Small Business Administration on September 1, 1997.

Operating Expenses

Operating expenses increased from $194,167 for the three months ended December 31, 1996 to $223,549 for the three months ended December 31, 1997. Professional fees increased by $6,384 due to legal and consulting fees in connection with new investment opportunities. Payroll and payroll related expenses increased by $16,319 due to salary increases in 1997.

                             WINFIELD CAPITAL CORP.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

           a.    Exhibit Index

                 Exhibit II - Computation of Earnings Per Share

           b.    Reports on Form 8-K

                 There were no reports on Form 8-K filed for the three months ended December 31, 1997.

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

                                          WINFIELD CAPITAL CORP.
                                          (Registrant)

                                          By:  /S/ PAUL A. PERLIN
                                               -----------------------------
                                               Paul A. Perlin
                                               Chief Executive Officer

Dated: February 11, 1998

                             WINFIELD CAPITAL CORP.

                        COMPUTATION OF EARNINGS PER SHARE

                                                                      EXHIBIT II


                                                          Nine Months Ended
                                                             December 31,
                                                      ------------------------
                                                         1997          1996
                                                      ---------      ---------

Basic and Fully Diluted Loss Per Share

Weighted average number of
  shares outstanding                                  5,023,361      5,023,361
                                                      ---------      ---------

Net decrease in shareholders' equity
   resulting from operations                        ($1,613,459)    ($  18,155)
                                                     ----------      ---------

Per share net decrease in shareholders'
   equity resulting from operations

     Basic                                          ($      .32)    ($    -   )
                                                     ==========      =========

     Fully diluted                                  ($      .32)    ($    -   )
                                                     ==========      =========



                                                         Three Months Ended
                                                             December 31,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------

Basic and Fully Diluted Loss Per Share

Weighted average number of
  shares outstanding                                  5,023,361      5,023,361
                                                      ---------      ---------


Net (decrease) increase in shareholders'
   equity resulting from operations                  ($ 791,909)     $  80,658
                                                      ---------      ---------

Per share net (decrease) increase in shareholders' equity resulting from operations

     Basic                                           ($     .16)     $     .02
                                                      =========      =========

     Fully diluted                                   ($     .16)     $     .02
                                                      =========      =========