Form 10-Q/A
period 1997-12-31
WINFIELD CAPITAL CORP
filed 1998-02-12
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Registrant had 5,023,361 shares of common stock outstanding as of December 31, 1997.

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