Form 10-K
period 1998-03-31
WINFIELD CAPITAL CORP
filed 1998-06-29
CIK 936404

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


For the fiscal year ended March 31, 1998         Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

            New York                                              13-2704241
  (State or other jurisdiction                                  (IRS employer
of incorporation or organization)                            identification no.)

237 Mamaroneck Avenue, White Plains, New York                        10605
  (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (914) 949-2600

        Securities registered pursuant to Section 12(b) of the Act: None

                                                           Name of each exchange
         Title of each class                                on which registered
         -------------------                                -------------------
Common Stock, par value $.01 per share ................    Boston Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 1998 was approximately $4,547,013.

     The number of outstanding shares of the registrant's common stock as of June 22, 1998 was 5,023,361 shares.

================================================================================

                            (Cover page 1 of 1 page)

                                     PART I

Item 1.  Business.

     Winfield Capital Corp. (the "registrant" or the "Company") was incorporated as a New York corporation in 1972. It is a small business investment company ("SBIC") that was licensed by the Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is qualified as a "regulated investment company" for federal income tax purposes. The Company's offices are located at 237 Mamaroneck Avenue, White Plains, New York 10605. Its telephone number is (914) 949-2600.

     As an SBIC, the Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and to make equity investments in, independently owned and operated business concerns that (i) do not have a net worth in excess of $18 million and do not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The types and dollar amounts of the loans and other investments the Company may make are limited by the 1940 Act, the Small Business Investment Act and the regulations of the SBA (the "SBA Regulations"). The SBA is authorized to examine the operations of the Company, and the Company's ability to obtain funds from the SBA is also governed by the Small Business Investment Act and the SBA Regulations.

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

     When the Company's investments are structured as loans, they are evidenced by promissory notes and often are accompanied by warrants to acquire equity interests in the borrower for nominal consideration. The loans are usually secured by assets of the borrower, which security interests frequently are senior to any other financing the borrower may have in place. When appropriate, a personal guaranty of a borrower's major stockholder or stockholders is sought, which may also be secured by such stockholders' personal assets. The Company's loans typically have a fixed rate of interest at the maximum rate allowed by the SBA (see "SBA Regulation" below), although lower rates may be negotiated depending on the creditworthiness of the borrowers and other relevant factors. Typically, such loans require periodic payments of principal and interest which fully amortize the loan at maturity, and mature in five years. In addition, the Company intends to pursue bridge loan opportunities as and to the extent permitted by the SBA Regulations. The Company's current management believes that the performance of its investment portfolio could be enhanced by increasing the Company's equity investments, relative to its loan portfolio. Accordingly, the Company's management now seeks more financing opportunities with equity participation and more investments with equity features than were made by the Company heretofore. There can be no assurance that the Company will find such opportunities on terms favorable to the Company.

Investment Objectives and Strategies

     The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and will continue to be made, with the intention of having the loan repaid within five years and any equity investment liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a longer period.

     Prior to May 2, 1995, when there was a change in management of the Company, the Company's investments were made primarily in very small local retail and service businesses. Under its current management, the Company focuses on investments in privately held Eligible Concerns in growing industries, including communications, transportation, consumer products and information processing. There can be no assurance that the Company will be able to locate investments in such industries on terms favorable to it. The Company concentrates its investments in the Northeastern United States, but will consider investments in other parts of the country if they are otherwise consistent with the Company's loan and other investment selection criteria.

     For the most part, the Company's existing portfolio companies are expansion stage businesses, although some are start-up and development stage companies, including some with negative net worth. Under the SBA Regulations, the Company may not invest more than 20% of its "Private Capital" in any single company without SBA approval. Under the Small Business Investment Act and the SBA Regulations, "Private Capital" is defined as the total of paid-in capital, other than capital obtained from federal sources, such as the SBA, and paid-in surplus. Pursuant to current SBA Regulations, the Company is able to invest approximately $2,200,000, or 20% of its Private Capital, in a single company. In most instances, the Company participates in loans and other investments with other investors. Through such participation, the Company has been able to become involved in transactions larger than would otherwise be possible under the investment limit of 20% of its own Private Capital.

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

     The aggregate face amount of the Company's loans and the value of other portfolio investments was $14,173,714 as of March 31, 1998 with loans and notes receivable comprising 49% (88% were performing in accordance with their terms and 12% which were non-performing) and equity interests and assets acquired in liquidation of defaulted loans comprising 51%.

Write-Offs

     During the past three fiscal years, the Company has written off loans and investments and disposed of, at a loss, assets acquired in liquidation, in the aggregate amount of $437,886 as described in the following table:

                                                                Year Ended March 31,
                                                                --------------------

                                                           1996         1997        1998
                                                         -------      -------     --------

Amount written off                                       $79,366      $68,950     $289,570

Amount written off as a percentage of
aggregate loans and investments and assets acquired
in liquidation as of the beginning of the year               2.1%         1.6%         6.2%

SBA Funding

     The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. An SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

     Under the current SBA Regulations, the Company is considered to have, as of March 31,1998, Private Capital of approximately $11,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $33,000,000 (300% of its Private Capital). The Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

     The SBA offers eligible SBICs the opportunity to sell "participating securities" (preferred stock or debentures having interest payable only to the extent of earnings) to the SBA or to entities that receive SBA guaranties in the amount up to 200% of the SBIC's Private Capital. Although the Company has the minimum amount of Private Capital necessary to be eligible for the SBA's participating securities program (i.e., $10,000,000), the issuance of the Debentures in the Company's public offering may disqualify the Company from participating in the program under the provisions of the SBA Regulations and the 1940 Act. In addition, the Company believes that, to date, only partnerships have been allowed to issue participating securities and that corporations will not be allowed to issue participating securities.

SBA Regulation

     SBICs, such as the Company, are licensed by the SBA as part of a program designed to stimulate the flow of private debt and/or equity capital to "Eligible Concerns" and "Smaller Concerns." Under current SBA Regulations and the Small Business Investment Act, an independently owned and operated business concern that (i) does not have a net worth in excess of $18 million and does not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meets size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concern is primarily engaged, is eligible to receive financial assistance from an SBIC (hence, it is referred to in this Form 10-K as an "Eligible Concern"). The SBA Regulations also define a "Smaller Concern," which is a concern with a net worth of $6 million or less and average annual net profits after taxes of $2 million or less, or depending on the industry in which the concern operates, meets criteria based on the number of its employees or its annual receipts. Commencing with its fiscal year ended March 31, 1996, the Company was required by the SBA Regulations to earmark at least 10% of its financing to Smaller Concerns and in each subsequent fiscal year to earmark at least 20% of its financing to Smaller Concerns.

     SBA Regulations place certain limitations on the terms of loans by SBICs. The maximum maturity of these loans may not exceed 20 years and, subject to certain exceptions, the minimum maturity is five years. A borrower from an SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight-line, five-year amortization schedule. On straight loans (without equity features), an SBIC can charge an interest rate up to 19% and on loans with equity features, an interest rate up to 14%. Notwithstanding the above, an SBIC may charge more by first computing (i) a base rate using either the SBA debenture rate currently in effect plus an applicable charge permitted by the SBA, or (ii) a base rate using the weighted average cost of the SBIC's borrowings from the SBA and qualified third party lenders such as banks. On loans with equity features, an SBIC may charge interest equal to 6% above either
(i) or (ii) and, in the case of a straight loan, 11% interest above either (i) or (ii).

     SBICs may invest directly in the equity of its portfolio companies. However, they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. An SBIC may acquire options or warrants in its portfolio companies. Such options and warrants may also have redemption provisions, subject to certain restrictions. In general, however, SBICs may not control a portfolio company. "Control" is defined as a 50% interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of other shareholders of the portfolio company).

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

     A Business Development Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Company's common stock (collectively, "Senior Securities," as defined in the 1940 Act) if the asset coverage, as defined in the 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. On the other hand, because the Company is an SBIC, the only asset coverage requirement applicable to it would give the holders of its Senior Securities constituting indebtedness, including the Debentures, the right to elect a majority of the Board of Directors, if on the last business day of each of 12 consecutive calendar months, the Company failed to maintain at least 100% asset coverage. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock issued to or guaranteed by the SBA), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes.

     Under the 1940 Act, a Business Development Company may not acquire any asset, other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets") unless, when the acquisition is made, such Qualifying Assets represent at least 70% of its total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

     (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined, in pertinent part, in the 1940 Act as any issuer which:

               (a) is organized under the laws of, and has its principal place of business in, the United States;

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

Fundamental Policies

     In making investments and managing its portfolio, the Company will adhere to the following fundamental policies, which may not be changed without the approval of (i) the holders of 50% or more of the Company's outstanding voting securities, or (ii) the holders of 67% or more of the Company's outstanding voting securities present at a meeting of securityholders at which holders of 50% or more of such securities are present in person or by proxy:

     1. The Company will conduct its business so as to retain its status as an SBIC and as a Business Development Company, and to qualify as a "regulated investment company" (as defined under the Code). In order to retain its status as an SBIC, the Company must limit its investments to Eligible Concerns and meet the minimum financing obligations applicable to Smaller Concerns (see "SBA Regulation"). In order to retain its status as a Business Development Company, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a Business Development Company) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a Business Development Company". In order to qualify as a "regulated investment company," the Company is required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. The Company qualified as a "regulated investment company" for the fiscal year ended March 31, 1998.

     2. The Company will not borrow money except through the issuance of its subordinated debentures, other debentures ranking on an equal basis with its subordinated debentures, the SBA Debentures and through one or more bank lines of credit.

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

Competition

     Many entities, including banks, lending companies (including other SBICs), venture capital funds and other sources of capital, compete for loan originations and investments similar to those made by the Company. The Company's competition is not limited to entities which operate in the same geographical area as the Company, as many of the Company's competitors operate throughout the United States. Furthermore, competition for loan origination has increased as the financial strength of the banking community has improved over the last few years. Many of the Company's competitors have far greater financial and personnel resources than the Company. In addition, many other SBICs use professional investment advisors to seek and evaluate potential investments. The Company does not have an independent investment advisor and it does not intend to retain one.

Facilities; Personnel

     The Company operates from rented quarters, consisting of approximately 2,000 square feet, located in a four story office building under a lease expiring in November, 2002. The lease is cancelable at the Company's option on 90 days prior written notice. Management considers that such quarters will be adequate for the near term for the conduct of the Company's business. The Company maintains its investment and business records at its executive offices.

     As of June 22, 1998, the Company had three full-time employees, two of whom are Messrs. Paul A. Perlin, Chief Executive Officer and David Greenberg, Chief Operating Officer, and one of whom handles clerical matters. R. Scot Perlin is the Company's part-time salaried Chief Financial Officer and Bruce A. Kaufman is the Company's non-salaried Treasurer and Secretary. In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.

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

Item 2. Properties.

     For a description of the Company's loans and other investments, as of March 31, 1998 and March 31, 1997 see pages F-20 to F-24.

Item 3. Legal Proceedings.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The registrant's common stock trades in the NASDAQ SmallCap Market under the symbol, "WCAP". The registrant's common stock is listed on the Boston Stock Exchange under the symbol, "WNF", but there has been no meaningful trading of such securities on that Exchange since the registrant's initial public offering, which was made on October 26, 1995. The warrants issued in connection with the Company's initial public offering traded in the NASDAQ SmallCap Market and were listed on the Boston Stock Exchange under the symbols "WCAPW" and "WNFW", respectively. The reported high and low bid quotations for the registrant's common stock and warrants on the NASDAQ SmallCap Market from April 1, 1996 to June 22, 1998 were as follows:

                                            Common Stock                 Warrants
                                            ------------                 --------
                                         High           Low          High         Low
                                         ----           ---          ----         ---
April 1 - June 30, 1996                 $7.125         $2.25        $2.50       $ .50
July 1 - September 30, 1996              2.625          1.375        1.50         .375
October 1 - December 31, 1996            2.125          1.25         1.25         .50
January 1 - March 31, 1997               2.5625         1.29687       .875        .50
April 1 - June 30, 1997                  2.0625         1.125         .625        .1875
July 1 - September 30, 1997              1.625          1.1875        .1875       .0625
October 1 - December 31, 1997            1.625           .625         .0625       .0625
January 1 - March 31, 1998               1.375           .875          *            *
April 1, 1998 - June 22, 1998            1.75           1.00           *            *

*These warrants expired according to their terms on October 25, 1997.

     The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

     As of June 22, 1998, the Company estimates that its shares of common stock are held by approximately 1,718 beneficial holders.

Item 6. Selected Financial Data.

     See Summary of Financial Information for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 on the following page:



                             WINFIELD CAPITAL CORP.

                        SUMMARY OF FINANCIAL INFORMATION



                                                                         YEARS ENDED MARCH 31,
                                             ---------------------------------------------------------------------------------------
                                                  1998               1997             1996                1995              1994
                                             --------------     -------------     -------------       -------------     ------------
STATEMENT OF OPERATIONS DATA

   Total investment income ..............    $  1,118,127       $  1,436,957       $    599,537       $   290,972       $   403,024

   Total investment expenses ............    $  1,844,342       $  1,731,499       $    995,985       $   674,903       $   765,208

   Net realized gains (losses)
    on disposition of investments   .....    $   (184,206)      $     57,349       $     77,550       $   (26,926)      $   (50,560)

   Unrealized appreciation (depreciation)
     on loans and investments ...........    $ (1,074,053)      $    581,745       $   (133,195)      $  (120,000)      $   (30,000)

   Net income (loss) ....................    $ (1,984,474)      $    344,552       $   (452,093)      $  (530,857)      $  (442,744)

   Earnings (loss) per share ............    $       (.40)      $        .07       $       (.13)      $      (.90)      $      (.75)

   Weighted average number of
     shares outstanding .................       5,023,361          5,023,361          3,484,630           591,608           591,608

OTHER OPERATING DATA

   Number of loans and other investments
     outstanding at end of period .......              46                 42                 43                51                55

   Number of loans and other investments
     originated .........................              16                  7                  3                 3                 6

   Principal amount of loans and other
     investments originated .............    $ 11,314,223       $  3,959,335       $  1,157,090       $   287,115       $   290,932

   Investment expenses as a percentage
     of average net assets ..............            19.5%              16.6%              19.3%            216.0%             95.7%

BALANCE SHEET DATA

   Loans and investment portfolio
     including assets acquired in
     liquidation ........................    $ 13,364,711       $  4,908,905       $  3,977,593       $ 3,724,118       $ 4,295,680

   Total assets .........................    $ 18,233,115       $ 20,748,682       $ 15,852,084       $ 4,448,322       $ 4,971,472

   SBA debentures .......................    $  8,300,000       $  8,900,000       $  4,500,000       $ 3,750,000       $ 3,750,000

   Common stock (including additional
     paid-in capital) ...................    $  9,492,599       $ 10,901,063       $ 10,901,063       $ 1,250,000       $ 1,250,000

   Realized retained earnings (deficit) .    $    (58,048)      $   (556,091)      $   (318,898)      $(1,019,450)      $  (608,593)

   Total shareholders' equity ...........    $  8,625,548       $ 10,610,022       $ 10,265,470       $    47,050       $   577,907

                                       8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Years Ended March 31, 1998, 1997 and 1996

Investment Income

     Investment income decreased by $318,830 from $1,436,957 for the year ended March 31, 1997 to $1,118,127 for the year ended March 31, 1998, a decrease of 22.2%. This reflected principally $175,036 in decreased interest from temporarily invested funds as a result of the increased pace of the Company's investments originated and lower prevailing interest rates. There was also a decrease in earnings from the loan processing fees and other income of $107,938 and $53,668, respectively, with the former reflecting the higher percentage of new equity versus loan investments. There are often no processing or commitment fees on equity investments.

     Investment income increased by $837,420 from $599,537 for the year ended March 31, 1996 to $1,436,957 for the year ended March 31, 1997, an increase of 139.7%. Interest from loans to small business concerns increased $330,809 principally due to new loan generation and the collection of approximately $90,000 of past due interest. Interest from invested idle funds increased by $358,660 mainly as a result of the interest earned for a full year on the net proceeds received from the Company's public offering completed in November, 1995 and interest earned on the proceeds from the issuance of $5,000,000 of debentures to the SBA. Commitment and loan processing fee income increased by $136,485 concomitant with the increased loan activity and other investments while other income increased 25.9% from $44,184 to $55,650 reflecting a preferred stock dividend received upon early redemption of the stock.

Interest Expense

     Interest expense increased by $33,663 from $780,646 for the year ended March 31, 1997 to $814,309 for the year ended March 31, 1998, due to the increased indebtedness of $5,000,000 to the SBA partially offset by the repayment of $600,000 to the SBA on September 1, 1997. Interest expense increased by $376,398 from $404,248 for the year ended March 31, 1996 to $780,646 for the year ended March 31, 1997 due to both the increased indebtedness to the SBA of $5,000,000 and the payment of interest for a full year on the 6.5% debentures issued in conjunction with the Company's public offering of equity securities.

Operating Expenses

     The Company's operating expenses consist of employee compensation and benefits, rent, insurance, professional and consulting fees, marketing and investment solicitation expenses and losses on loans receivable and assets acquired in liquidation. The Company's operating expenses increased from $950,853 for the year ended March 31, 1997 to $1,030,033 for the year ended March 31, 1998, primarily as a result of increases in payroll and payroll related expenses of $51,450 and in professional fees of $36,135. The Company's operating expenses increased from $591,737 for the year ended March 31, 1996 to $950,853 for the year ended March 31, 1997, mostly due to increases in payroll and payroll related expenses, general and administrative expenses and professional fees of $173,701, $104,308 and $54,431, respectively.

Realized Gains or Losses on Equity Investments

     The Company realizes gains or losses on its equity investments or rights to acquire equity investments upon the disposition or write-offs thereof. The realized loss for the year ended March 31, 1998 of $184,206 included losses on assets acquired in liquidation, write-offs and write-downs totaling $289,570 partially offset by a gain on the sale of common stock and other portfolio assets totaling $105,364. The realized gains of $57,349 and $77,550 for the years ended March 31, 1997 and March 31, 1996 included gains of $124,960 on the sale of warrants partially offset by losses on loan receivables of $68,950 and $156,916 on the sale of portfolio company warrants partially offset by losses on loan receivables of $79,366, respectively.

Unrealized Appreciation or Depreciation of Loans and Investments.

     As an investment company, the Company evaluates its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments. There was unrealized depreciation on loans and investments of $1,074,053 for the year ended March 31, 1998, unrealized appreciation of $581,745 for the year ended March 31, 1997 and unrealized depreciation of $133,195 for the year ended March 31, 1996.

Liquidity and Capital Resources

     In January, 1998, the Company paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of SBA guaranteed debentures through September, 2002. During the year ended March 31, 1998, the Company retired a debenture payable to the SBA due September 1, 1997 with a principal amount of $600,000 and bearing an interest rate of 10.35% per annum.

     At March 31, 1998, the Company had cash and certificates of deposit totaling $4,311,364, a decrease of 72% from the year ended March 31, 1997. This principally reflected an increase in investments originated in fiscal 1998 of $11,314,223, or a 185.8% increase from the same period a year earlier. The cash and certificates of deposit were all invested with banks that meet the Federal Deposit Insurance Corporation's definition of well-capitalized institutions. The Company believes that its cash and short-term investments along with its new SBA funding commitment at March 31, 1998 will be adequate to meet both its working capital needs and the long-term investment opportunities that it seeks through March 31, 1999.

Newly Issued Acounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." It establishes a standard for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements which is effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations.

Item 8.  Financial Statements and Supplementary Data.

                                                                          Page
                                                                          ----
Reports of  Independent Accountants ................................   F-1 and F-2
Balance Sheets .....................................................   F-3
Statements of Operations ...........................................   F-4
Statements of Shareholders' Equity .................................   F-5
Statements of Cash Flows ...........................................   F-6
Financial Highlights (Per Share Data and Ratios/Supplemental Data)..   F-7
Notes to Financial Statements ......................................   F-8 through F-19
Portfolio of Investments ...........................................   F-20 and F-24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1998.

Item 11. Executive Compensation.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1998.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1998.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements:

          See Item 8 of Part II hereof.

     (b) Financial Statement Schedules: The schedules specified under Regulation S-X are either not applicable or are immaterial to the Company's financial statements for each of three years in the period ended March 31, 1998.

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

     (d) No reports on Form 8-K were filed during the fourth quarter of the registrant's fiscal year ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WINFIELD CAPITAL CORP.

Dated: June 26, 1998                         By: /s/ PAUL A. PERLIN
                                                 -------------------------------
                                                 Paul A. Perlin
                                                 Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June 26, 1998                 By: /s/ PAUL A. PERLIN
                                          -----------------------------
                                          Paul A. Perlin
                                          Chairman of the Board
                                          (Chief Executive Officer) and Director

Dated:  June 26, 1998                 By: /s/ R. SCOT PERLIN
                                          -----------------------------
                                          R. Scot Perlin
                                          (Chief Financial Officer &
                                          Chief Accounting Officer) and Director

Dated:  June 26, 1998                 By: /s/ BRUCE A. KAUFMAN
                                          -----------------------------
                                          Bruce A. Kaufman
                                          Treasurer

Dated:  June 26, 1998                 By: /s/ DAVID GREENBERG
                                          ---------------------
                                          David Greenberg
                                          Chief Operating Officer and Director

Dated:  June 26, 1998                 By: /s/ JOEL I. BARAD
                                          -----------------------------
                                          Joel I. Barad
                                          Director

Dated:  June 26, 1998                 By: /s/ BARRY J. GORDON
                                          -----------------------------
                                          Barry J. Gordon
                                          Director

Dated:  June 26, 1998                 By: /s/ ALLEN L. WEINGARTEN
                                          -----------------------------
                                          Allen L. Weingarten
                                          Director

Dated:  June 26, 1998                 By: /s/ SCOTT A. ZIEGLER
                                          -----------------------------
                                          Scott A. Ziegler
                                          Director

                        INDEX TO FINANCIAL STATEMENTS

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA




                                                                        PAGE
                                                                      --------


Reports of Independent Accountants ...............................    F-1-F-2

Balance Sheets
(As of March 31, 1998 and 1997) ..................................      F-3

Statements of Operations
(For the years ended March 31, 1998, 1997 and 1996) ..............      F-4

Statements of Shareholders' Equity
(For the years ended March 31, 1998, 1997 and 1996) ..............      F-5

Statements of Cash Flows
(For the years ended March 31, 1998, 1997 and 1996) ..............      F-6

Financial Highlights .............................................      F-7
  Per Share Data
  (For the years ended March 31, 1998 and 1997)
  Ratios/Supplemental Data
  (For the years ended March 31, 1998 and 1997)

Notes to Financial Statements ....................................     F-8-F-19

Portfolio of Investments .........................................    F-20-F-24

[COOPERS & LYBRAND LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
  of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration):

     We have audited the accompanying balance sheets of Winfield Capital Corp. as of March 31, 1998 and 1997, including portfolio of investments as of March 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for the years then ended and the financial highlights for the periods indicated thereon. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the financial highlights are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of March 31, 1998 and 1997 by examination and correspondence with custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1998 and the 1997 financial statements and the financial highlights referred to above present fairly, in all material respects, the financial position of Winfield Capital Corp. as of March 31, 1998 and March 31, 1997, and the results of its operations and its cash flows for the years then ended and the financial highlights for the periods indicated thereon, in conformity with generally accepted accounting principles.



                                        /s/ COOPERS & LYBRAND L.L.P.
                                        ---------------------------------
                                            Coopers & Lybrand L.L.P.
New York, NY
June 11, 1998

                          INDEPENDENT AUDITORS' REPORT

                      (Joel Popkin and Company Letterhead)

To the Board of Directors and Shareholders
Winfield Capital Corp.
A Small Business Investment Company
  Licensed by the SBA
White Plains, New York


     We have audited the accompanying statement of operations, shareholders' equity and cash flows of Winfield Capital Corp. for the year ended of March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Winfield Capital Corp. for the year ended March 31, 1996 in conformity with generally accepted accounting principles.



                                              /s/ JOEL POPKIN & COMPANY, P.C.
                                              ---------------------------------
                                                  Joel Popkin & Company, P.C.
New York, New York
May 24, 1996



                                        WINFIELD CAPITAL CORP.

                                           BALANCE SHEETS


                                                                                             March 31,
                                                                                  ------------------------------
                                     ASSETS:                                          1998              1997
                                                                                  ------------      ------------
Investments, at value:
  Loans and notes receivable  (cost:  $6,948,875 and $3,244,529,
   respectively) ...............................................................   $  6,598,875      $  2,552,030
  Equity interests in small business concerns (cost:  $5,758,404 and
   $286,755, respectively) .....................................................      6,051,901         1,549,304
  Assets acquired in liquidation (cost:  $1,466,435 and $1,112,571,
   respectively) ...............................................................        713,935           807,571
                                                                                   ------------      ------------
        Total investments ......................................................     13,364,711         4,908,905

Cash ...........................................................................        848,777         3,314,875
Short-term marketable securities ...............................................      3,462,587        12,108,274
Accrued interest receivable ....................................................        164,556            72,088
Furniture and equipment (net of accumulated depreciation of $68,250
 and $61,817, respectively) ....................................................         18,615            11,849
Other assets (principally deferred debenture costs) ............................        373,869           332,691
                                                                                   ------------      ------------
       Total assets ............................................................   $ 18,233,115      $ 20,748,682
                                                                                   ============      ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY:

Debentures payable to the U.S. Small Business Administration ...................   $  8,300,000      $  8,900,000
Subordinated debentures payable ................................................        983,502           942,665
Accrued expenses ...............................................................        279,162           295,995
Deferred income ................................................................         44,903
                                                                                   ------------      ------------
       Total liabilities .......................................................      9,607,567        10,138,660
                                                                                   ------------      ------------
Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock - .001 par value; Authorized 1,000,000 shares
   Issued and outstanding - none
  Common stock - $.01 par value; Authorized - 10,000,000 shares;
   Issued and outstanding - 5,023,361 shares at March 31, 1998
   and 1997 ....................................................................         50,234            50,234
  Additional paid-in capital ...................................................      9,442,365        10,850,829
  Accumulated deficit (dated May 2, 1995) ......................................        (58,048)         (556,091)
  Unrealized appreciation (depreciation) on investments, net ...................       (809,003)          265,050
                                                                                   ------------      ------------
       Total shareholders' equity ..............................................      8,625,548        10,610,022
                                                                                   ------------      ------------
       Total liabilities and shareholders' equity ..............................   $ 18,233,115      $ 20,748,682
                                                                                   ============      ============


    The accompanying notes are an integral part of the financial statements.




                                      WINFIELD CAPITAL CORP.

                                      STATEMENTS OF OPERATIONS


                                                                         Years ended March 31,
                                                              -----------------------------------------
                                                                  1998           1997           1996
                                                              -----------    -----------    -----------
Investment income:
  Interest from small business concerns ...................   $   557,267    $   539,455    $   208,646
  Interest from invested idle funds .......................       519,831        694,867        336,207
  Loan processing fees ....................................        39,047        146,985         10,500
  Other income ............................................         1,982         55,650         44,184
                                                              -----------    -----------    -----------
          Total investment income .........................     1,118,127      1,436,957        599,537
                                                              -----------    -----------    -----------
Expenses:
  Interest ................................................       814,309        780,646        404,248
  Payroll and payroll related expenses ....................       526,140        474,690        300,989
  General and administrative expenses .....................       262,680        259,043        154,735
  Professional fees .......................................       189,424        153,289         98,858
  Depreciation and amortization ...........................        29,771         19,933          7,150
  Other operating costs ...................................        22,018         43,898         30,005
                                                              -----------    -----------    -----------
          Total investment expenses .......................     1,844,342      1,731,499        995,985
                                                              -----------    -----------    -----------
          Investment loss - net ...........................      (726,215)      (294,542)      (396,448)
                                                              -----------    -----------    -----------
Realized gain (loss) on investments .......................      (184,206)        57,349         77,550

Change in unrealized appreciation (depreciation) of
  investments .............................................    (1,074,053)       581,745       (133,195)
                                                              -----------    -----------    -----------
          Gain (loss) on investments, net .................    (1,258,259)       639,094        (55,645)
                                                              -----------    -----------    -----------
          Net increase (decrease) in shareholders'
            equity resulting from operations ..............   $(1,984,474)   $   344,552    $  (452,093)
                                                              ===========    ===========    ===========

Per share net increase (decrease) in shareholders' equity
 resulting from operations
Basic ...................................................     $     (0.40)   $      0.07    $     (0.13)

Diluted .................................................     $     (0.40)   $      0.07    $     (0.13)
                                                              ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.



                                                WINFIELD CAPITAL CORP.

                                          STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                         Accumulated (Deficit)
                                                                    ---------------------------          Unrealized
                                 Common Stock         Additional    Undistributed  Net Undistributed     Appreciation
                            ---------------------       Paid-In     Net Investment     Realized       (Depreciation) on
                              Shares      Amount        Capital         Income         Gain/(Loss)      Investments - net    Total
                            ---------   ---------    ------------    -----------      ----------       ----------------- ----------
Balance - April 1, 1995 ..    591,608   $   5,916   $  1,244,084     $(1,019,450)                        $(183,500)      $   47,050

Sale of common stock .....  2,591,753      25,918      2,852,764                                                          2,878,682

Reorganization ...........                            (1,019,450)      1,019,450

Sale of common stock and
  warrants ...............  1,840,000      18,400      7,773,431                                                          7,791,831

Net decrease in
 shareholders'
 equity resulting from
 operations ..............                                              (318,898)                         (133,195)        (452,093)
                            ---------   ---------    ------------    -----------     ----------            ---------     ----------
Balance - March 31, 1996 .  5,023,361      50,234     10,850,829        (318,898)                         (316,695)      10,265,470

Net increase in
 shareholders'
 equity resulting from
 operations ..............                                             (237,193)                             581,745        344,552
                            ---------   ---------    ------------    -----------     ----------            ---------     ----------
Balance - March 31, 1997 .  5,023,361      50,234     10,850,829        (556,091)                            265,050     10,610,022

Net decrease in
 shareholders'
 equity resulting from
 operations ..............                                              (726,215)    $ (184,206)          (1,074,053)    (1,984,474)

Reclassification pursuant
 to SOP 93-2 .............                             (1,408,464)     1,282,306        126,158
                            ---------   ---------    ------------    -----------     ----------            ---------     ----------
Balance - March 31, 1998 .  5,023,361   $  50,234    $  9,442,365    $         0     $  (58,048)           $(809,003)    $8,625,548
                            =========   =========    ============    ===========     ==========            =========     ==========


The accompanying notes are an integral part of the financial statements.




                                                        WINFIELD CAPITAL CORP.

                                                       STATEMENTS OF CASH FLOWS

                                                                                         Years ended March 31,
                                                                        --------------------------------------------------------
                                                                            1998                  1997                  1996

                                                                        ------------          ------------          ------------
Operating activities:
 Net increase (decrease) in shareholders' equity
  resulting from operations .......................................     $ (1,984,474)         $    344,552          $   (452,093)
 Adjustments to reconcile net increase (decrease)
  in shareholders' equity resulting from operations
  to net cash used in operating activities:
   Realized loss (gain) on investment .............................          184,206               (57,349)              (77,550)
   Dividend reinvested ............................................             (159)
   Amortization of discount .......................................           40,837                40,837                17,015
   Change in unrealized (appreciation)
    depreciation on investments ...................................        1,074,053              (581,745)              133,195
   Capitalized interest ...........................................                                                      (15,431)
   Depreciation and amortization of fixed assets ..................            6,433                 3,671                 3,161
   Amortization of debenture costs ................................           52,067                45,016                11,948
   (Increase) decrease in accrued interest receivable .............          (92,468)                4,636                29,450
   Decrease in other assets .......................................           (6,724)                  269                15,313
   Increase in deferred income ....................................           44,903
   Increase (decrease) in accrued expenses ........................          (16,833)              140,659               (14,636)
                                                                        ------------          ------------          ------------
       Net cash used in operating activities ......................         (698,159)              (59,454)             (349,628)
                                                                        ------------          ------------          ------------
Investing activities:
 Purchases of short-term marketable securities ....................       (4,845,368)          (14,683,274)          (22,277,149)
 Proceeds from the maturity of short-term marketable
  securities ......................................................       13,491,055            10,706,149            14,146,000
 Assets acquired in liquidation ...................................                                                      (10,359)
 Proceeds from sale of equity interests ...........................          105,198               376,299               156,916
 Investments originated ...........................................      (11,314,223)           (3,959,335)           (1,157,090)
 Proceeds from collection of loans ................................        1,508,598             3,290,817               746,290
 Acquisition of fixed assets ......................................          (13,199)               (6,199)               (4,217)
 Proceeds on sale of assets acquired in liquidation ...............                                                        2,250
 (Decrease) increase in funds held in escrow ......................                                (24,450)              11,453
                                                                        ------------          ------------          ------------
       Net cash used in investing activities ......................       (1,067,939)           (4,299,993)           (8,385,906)
                                                                        ------------          ------------          ------------
Financing activities:
 Sale of common stock .............................................                                                   10,743,678
 Proceeds from debentures payable to the SBA ......................                              5,000,000             1,491,167
 Repayment of debentures payable to the SBA
  and bank note ...................................................         (600,000)             (605,000)             (495,000)
 Debenture costs paid .............................................         (100,000)             (131,250)              (35,438)
                                                                        ------------          ------------          ------------
       Net cash provided by (used in) financing activities ........         (700,000)            4,263,750            11,704,407
                                                                         ------------          ------------          ------------
      (Decrease) increase in cash .................................       (2,466,098)              (95,697)            2,968,873
 Cash - beginning of year .........................................        3,314,875             3,410,572               441,699
                                                                        ------------          ------------          ------------
 Cash - end of year ...............................................     $    848,777          $  3,314,875          $  3,410,572
                                                                        ============          ============          ============

Supplemental disclosures of cash flow information:
 Cash paid for interest ...........................................     $    749,723          $    589,663          $    385,047
                                                                        ============          ============          ============
Supplemental schedule of non-cash investing and
 financing activities:
   Assets acquired in liquidation of loans ........................      $    688,809          $    317,885          $    246,278
                                                                        ============          ============          ============

The accompanying notes are an integral part of the financial statements.




                                     WINFIELD CAPITAL CORP

                                     Financial Highlights



                                                                                 Years ended March 31,
                                                                             ---------------------------
                                                                                 1998            1997
                                                                             ----------      -----------
PER SHARE OPERATING PERFORMANCE

  Shareholders' equity, beginning of period ............................     $     2.11      $      2.04
                                                                             ----------      -----------
  Investment loss - net ................................................          (0.15)           (0.06)

  Net realized  and unrealized gain (loss)
   on investments .....................................................           (0.25)            0.13
                                                                             ----------      -----------
  Total from investment operations .....................................          (0.40)            0.07
                                                                             ----------      -----------
  Shareholders' equity, end of period ..................................     $     1.71      $      2.11
                                                                             ==========      ===========

  Per share market value, end of  period ...............................     $    1.875      $      2.00
                                                                             ==========      ===========

  Shares outstanding, end of period ....................................      5,023,361        5,023,361
                                                                             ==========      ===========


RATIO/SUPPLEMENTAL DATA

  Shareholders' equity, end of period ..................................     $8,625,548      $10,610,022


  Ratio of investment expenses to average shareholders' equity .........          19.50%           16.59%

  Ratio of investment (loss) income, net to average
    shareholders' equity ...............................................          (7.68%)          (2.82%)


The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                         NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1998, 1997 AND 1996

1.   ORGANIZATION:

     Winfield Capital Corp. (the "registrant" or the "Company") was incorporated as a New York corporation in 1972. The Company is a small business investment company ("SBIC") that was licensed by the U.S. Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). Beginning April 1, 1996, the Company elected to be taxed as a Regulated Investment Company under Subchapter M of the Internal Revenue Code of 1986, as amended.

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



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Valuation of Investments

     Securities that are traded on a securities exchange or the NASDAQ National Market System, which are not deemed to be restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price on the valuation date. A valuation discount is applied if the number of securities held is substantial in relation to the average daily trading volume.

                             WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 40%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement, size of position held and trading history of the investee company.

     Loans and other investments for which no public market exists are stated at "fair value" as determined in good faith by the Board of Directors.

     The carrying values of loans to small business concerns are based on the Board of Directors' evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business which anticipates the Company holding the loans to maturity and realizing the face value of the loans. The carrying value of loans normally corresponds to cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of value at a lower amount. In such instances, the Company records an increase in unrealized depreciation of investments to reduce the carrying value of such loans to a value, as determined by the Board of Directors.

     Investments in non-public companies securities (including equity investments, warrants and convertible instruments) are recorded at fair value as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flows from operations, the market of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securities are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

     Certain of the Company's loans are delinquent as to the required principal and/or interest due under the respective loan agreements. Loans are generally considered to be in default when they become 180 days past due pursuant to SBA regulations. However, on a case by case basis, management will consider, based on available information, the appropriateness of the continued accrual of interest and the carrying value of the loan.

     At March 31, 1998 and March 31, 1997, the investment portfolio included investments totaling $13,108,959 and $3,678,101, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     have been used had a ready market for the securities existed, and the differences could be material.

     At March 31, 1998, all investments were in small business concerns located in the United States of America.

     Realized and Unrealized Gain or Loss

     Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Directors' judgment have become permanently impaired, in whole or in part, are written off and such amounts are reported as realized losses.

     All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

     Description of Loan Terms

     The Company's loans to small business concerns range up to approximately $2,000,000 in size, have a five-year maturity, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions, including certain "put" rights in favor of the Company. The Company seeks to maximize the difference, or "spread," between the rate at which it borrows funds from the SBA and the rate at which it lends these funds to small business concerns. Interest rates are subject to a cap determined by the SBA.

     The loans bear interest at rates ranging from 7.5% to 17.00%, per annum. Interest is payable in monthly, quarterly, or semi-annual installments with principal payments payable either over the term of the loan or at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees.

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

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

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

     Income Taxes

     Prior to May 2, 1995, the Company had been treated as an S Corporation for Federal and State income tax purposes. During that time, the Company's profits and losses were reported and taxed directly to the Company's shareholders. Effective with the sale of securities on May 2, 1995, the Company became a C Corporation and its income was subject to taxes at the corporate level. During this period, the Company was subject to state income taxes on interest.

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

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     b) derive less than 30% of its gross income from the sale or disposition of securities held for less than three months, c) meet investment diversification requirements defined by the Code and d) distribute to shareholders 90% of its net income (other than long-term capital gains).

     The Company may periodically make reclassifications among certain of its capital accounts as a result of timing and characterization of certain income and capital gains distributions determined annually in accordance with federal tax regulation which may differ from generally accepted accounting principles. These differences are primarily due to differing treatments of net operating losses. All reclassifications have been reflected on the statements of shareholders' equity.

     The aggregate gross unrealized depreciation of investments was $1,102,500 and the aggregate gross unrealized appreciation of investments was $293,497 resulting in a net unrealized depreciation of $809,003.

     Stock Options

     The Company uses the intrinsic value based method, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to account for the granting of stock options to employees. This method generally does not result in compensation costs.

     Per Share Data

     The Company adopted statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, net increase (decrease) in shareholders' equity per share is computed by dividing net increase (decrease) in shareholders' equity by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The effect of using FAS 128 was not significant.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     period. The most significant estimates relate to the valuation of non-public securities and restricted investments. Actual results could differ from those estimates.

     Reclassification

     Certain amounts for 1996 have been reclassified to conform with the 1998 and 1997 presentation.

     Newly Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." It establishes a standard for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements which is effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe that the future adoption of FAS No. 130 will have a material effect on the Company's financial position and results of operations.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Cash and Short-Term Marketable Securities

     The carrying amount reported in the balance sheet for cash and short-term marketable securities approximates fair value.

     Debentures payable to the U.S. Small Business Administration

     The carrying amount of the Company's debentures payable to the SBA approximates fair value.

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

4.   DEBENTURES PAYABLE TO THE U.S. SMALL BUSINESS ADMINISTRATION:

     Debentures payable to the SBA at March 31, 1998, with interest payable semi-annually, consist of the following:



                                                               INTEREST RATE
                    AMOUNT                    DUE DATE          (PER ANNUM)
               -------------                  --------         -------------

              $   300,000                   6/1/99              8.950%
                  450,000 .............     9/1/99              8.800%
                  300,000 .............     6/1/00              9.300%
                  900,000 .............     9/1/01              8.330%
                  750,000 .............     9/1/05              6.875%
                  600,000 .............     9/1/05              6.875%
                5,000,000 .............     6/1/06              7.710%
              -----------
              $83,000,000
              ===========

     Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In January, 1998 the Company paid a non-refundable commitment fee of $100,000 to the Small Business Administration to reserve $10,000,000 of SBA Guaranteed Debentures through September 30, 2002. An additional fee of $200,000 will be deducted pro rata as commitment proceeds are drawn down.

5.   SUBORDINATED DEBENTURES:

     In October, 1995 in conjunction with its public offering of common stock, the Company issued 6.5% subordinated debentures due in 2000 with warrants attached. The debentures are unsecured, have no sinking fund provision and are not issued under a trust agreement. The debentures are carried, net of unamortized discount, as follows:



                                           1998               1997
                                        ----------         ----------

     Face value of debentures ........  $1,089,000         $1.089,000

     Less, unamortized discount ......     105,498            146,335
                                        ----------         ----------
                                        $  983,502         $  942,665
                                        ==========         ==========

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     The debentures have been discounted to yield an effective interest rate of 8.0%. The warrants issued in connection with the unit offering were valued at $.25 and according to their terms, expired on October 25, 1997.



6.   TRANSACTIONS WITH AFFILIATES:

     Mr. Stanley M. Pechman, the Company's former President, and Maple Investors, Inc., a corporation whose shares are held in trust for members of Stanley M. Pechman's family, have on occasion participated with the Company in portfolio investments. At March 31, 1998, 1997 and 1996, Mr. Pechman and Maple Investors, Inc. were participants in loans of approximately $88,000, $93,000, and $102,000, respectively. During the year ended March 31, 1998, certain officers and directors of the Company acquired participations totaling $435,000 in a loan of $2,000,000 which was satisfied by year end; they continue to hold a beneficial interest in a warrant which was issued to the Company in relation to this loan.



7.   COMMITMENTS:

     The Company has operating leases on real property expiring through November 30, 2002 with aggregate minimum rental commitments as follows:

                                                      MARCH 31,
      Year ending                                     --------
        1999 .......................................  $ 37,314
        2000 .......................................    38,625
        2001 .......................................    39,988
        2002 .......................................    41,406
        2003 .......................................    28,251
                                                      --------
                                                      $185,584
                                                      ========

     Rent expense was $35,579, $38,274 and $38,521 for the years ended March 31, 1998, 1997 and 1996, respectively.

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

8.   SHAREHOLDERS' EQUITY:

     Common Stock

     On May 2, 1995, the Company's Certificate of Incorporation was amended increasing the authorized number of common shares from 1,000,000 shares to 10,000,000 shares and reducing the par value per share from ten cents to one cent per share. In connection with the foregoing amendment, the outstanding shares of the company were subject to a 10 for 1 stock split. On June 26, 1995, the Company's Board of Directors approved a 5 for 7 reverse stock split. The stock splits resulted in the previously outstanding 82,825 common shares being converted to 591,608 common shares which has been retroactively reflected in the financial statements. In addition, upon the Company's reorganization, the Company charged against the additional paid-in capital an amount equal to the accumulated deficit. In the opinion of management, there was no indication of impairment of its assets at that date which would have required their write-down in conjunction with the reorganization.

     On May 2, 1995 and June 29, 1995, the Company completed the sale of 2,591,753 shares of common stock for $3,011,600 less costs of approximately $132,918.

     In an initial public offering on October 26, 1995, the Company sold 1,840,000 shares of common stock and 816,750 warrants for $9.2 million less costs of approximately $1.6 million. The warrants entitled the holder to purchase one share of common stock at $6.00 per share. The warrants expired on October 25, 1997. No warrants were exercised.

     Preferred Stock

     The Company is authorized to issue up to 1,000,000 shares of preferred stock, $.001 par value per share.

     Stock Option Plan

     In October 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") by which 800,000 shares of common stock were reserved pursuant to the Plan, of which 100,000 were available for non-employee directors under automatic options ("Formula Options") and 700,000 shares were available for key employees ("Eligible Employees"). In September 1997, the Plan was amended by shareholders to increase the number of shares of common stock reserved pursuant to the Plan from 800,000 shares to 1,250,000 shares, of which 1,150,000 shares are available for key employees, non-employee directors and eligible consultants. Under the Plan, options intended to qualify as "Incentive stock options" under Section 422 of the Code ("Qualified

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     Options"), options not intended to qualify, stock appreciation rights ("SARs") and shares of Restricted Common Stock may be granted or issued.

     On each March 31, each non-employee director who has served as a director of the Company for twelve consecutive months will automatically receive a Formula Option to purchase 2,000 shares, at the fair market value of the Common Stock. (Directors in office on March 31, 1996 received a Formula Option for 2,000 shares, whether or not they have served twelve consecutive months.) Each Formula Option will be exercisable immediately and will have a five year duration, whether or not the optionee terminates his or her service as a director for any reason other than cause. Non-employee directors may also be eligible for other options, SARs or restricted stock under the Plan.

     Qualified Options granted to Eligible Employees under the Plan will be exercisable at a price equal to the fair market value of the shares at the time the Qualified Option is granted, or, if no such market value is determinable, at the current net asset value of such shares, except with respect to options granted to any employee who owns 10% or more of the outstanding stock of the Company (a "10% stockholder"), for which the exercise price may not be less than 110% of the current fair market value of the common stock. If the aggregate fair market value (determined at the time the Qualified Option is granted) of the shares exercisable for the first time by any grantee during any calendar year exceeds $100,000, such excess shares may not be treated as a Qualified Option. No Qualified Option may be exercised more than 10 years after the date on which it is granted, except that such period may not exceed five years in the case of an option granted to a 10% stockholder.

     Options not intended to qualify as "incentive stock options" under the Code may be granted to Eligible Employees under the Plan and shall have such exercise prices and such other terms and conditions as the Committee may determine in its discretion, subject to the requirements of the 1940 Act.

     The Plan is administered by the Board of Directors. The Board of Directors will determine who is eligible to participate in the Plan and the number of shares, if any, on which options are to be granted, the SARs, if any, to be granted with respect to such options and the shares of restricted Common Stock, if any, to be issued to eligible parties.

     Options granted under the Plan will not be transferable, other than by the laws of descent and distribution, and during the grantee's life may be exercised only by such grantee. All rights to exercise options will terminate upon termination for cause of the holder's employment or directorship.

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

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

     The Plan will terminate when there have been granted shares of Common Stock and options on the total number of shares authorized by the Plan or by action of the Board of Directors, but in no event later than June 12, 2005. The authorized number of shares may be increased, and the Plan's date of termination may be extended, only by shareholder action. Stock option transactions are as follows:



                                           1998                          1997                         1996
                               -----------------------------  ---------------------------   --------------------------
                                                 WEIGHTED                     WEIGHTED                     WEIGHTED
                                                 AVERAGE                       AVERAGE                     AVERAGE
                                                 EXERCISE                     EXERCISE                     EXERCISE
                                  SHARES          PRICE         SHARES          PRICE         SHARES        PRICE
                               -------------   -------------  -----------    ------------   -----------  -------------

       Balance, April 1 ......   458,572       $    1.24        438,572        $   1.23
       Granted ...............   791,000            1.11         20,000            1.53       438,572      $   1.23
                               ---------                        -------                       -------
       Balance, March 31 ..... 1,249,572            1.16        458,572            1.24       438,572          1.23
                               =========                        =======                       =======

       Options
         exercisable
         at March 31 .........   980,572            1.13        434,572            1.17       428,572          1.16
                               =========                        =======                       =======

       The Company applied the intrinsic value based method permitted by FAS 123 in accounting for its stock-based compensation plans and awards. Accordingly, no compensation expense has been recognized since the options were granted with exercise prices equal to the market value of the common stock on the date of grant. As of March 31, 1998, no options have been exercised or canceled.

       Had the Company measured compensation expense under the fair value based method for the stock options granted in 1998, 1997 and 1996, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                                      1998                 1997               1996
                                                                  -----------            --------          ---------
       Net income (loss) - as reported .......................    $(1,984,474)           $344,552          $(452,093)
       Net income (loss) - pro forma .........................    $(2,381,208)           $332,435          $(706,999)
       Net income (loss) per share - as reported .............    $      (.40)           $    .07          $    (.13)
       Net income (loss) per share - pro forma ...............    $      (.47)           $    .06          $    (.20)

                            WINFIELD CAPITAL CORP.

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants - expected volatility of 40%; risk-free interest rate of approximately 6.1%; and expected lives ranging from 3 to 6 years.

9.   CONCENTRATION OF CREDIT RISK:

     At March 31, 1998, the Company's cash and marketable securities, principally certificates of deposit, were all invested with banks which meet the Federal Deposit Insurance Corporation's definition of well-capitalized institutions.

10.  EARNINGS (LOSS) PER COMMON SHARE:

     The reconciliation of basic and diluted per common share computation is as follows:




                                                                                YEARS ENDED MARCH 31,
                                                                    -------------------------------------------
                                                                        1998             1997           1996
                                                                    -----------       ----------     ----------
       Net (loss) earnings in shareholders's equity
          resulting from operations ..............................  $(1,984,474)      $  344,552     $ (452,093)
                                                                    ===========       ==========     ==========

       (Loss) earnings per common share
          Basic ..................................................  $     (0.40)      $     0.07     $    (0.13)
                                                                    ===========       ==========     ==========
          Diluted (A) ............................................  $     (0.40)      $     0.07     $    (0.13)
                                                                    ===========       ==========     ==========


       Shares used in computation:
         Basic:
           Weighted average common shares ........................    5,023,361        5,023,361      3,484,630
                                                                      =========        =========      =========

       Diluted:
           Weighted average common shares ........................    5,023,361        5,023,361      3,484,630
           Common stock equivalents                                      (A)             191,932         (A)
                                                                      ---------        ---------      ---------
                                                                      5,023,361        5,215,293      3,484,630
                                                                      =========        =========      =========

     (A) For the years ended March 31, 1998 and 1996 the fully diluted earnings per share would be anti-dilutive and was not considered.



                                                       WINFIELD CAPITAL CORP.
                                                     PORTFOLIO OF INVESTMENTS
                                                          MARCH 31, 1998

LOANS AND NOTES RECEIVABLES


                                                                 LOAN
                                                               MATURITY
                                                                 DATE     INTEREST                             % OF TOTAL
             COMPANY NAME                      INDUSTRY       (ORIGINAL)  RATE (%)      COST        VALUE     INVESTMENTS
---------------------------------------------------------------------------------------------------------------------------
LOANS
Bob's Auto Body Shop (a)                   Auto Repairs       01-Mar-98     15.50   $   23,126   $   23,126      0.2%
Buona Pasta, Ltd.                          Food Service       31-Mar-98     12.00       57,775       57,775      0.4%
Carpenito's Restaurant, Inc. (a)           Restaurant         01-Feb-01     12.00      149,382      119,382      0.9%
Cyberian Outpost, Inc.                     Internet Computer
                                              Retailer        31-Oct-98     12.50      750,000      750,000      5.6%
DIA Annapolitan Senior Living, LLC         Assisted Living    28-Oct-98     16.00      600,000      600,000      4.5%
DIA Odenton Senior Living, LLC             Assisted Living    10-Aug-98     12.00      330,000      330,000      2.5%
D&S Diner Rte 7 Cobleskill Diner Corp.     Restaurant         16-Oct-00     16.25       96,371       96,371      0.7%
Diversified Development, LLC               Land Development   20-Jun-01     14.00      600,000      600,000      4.5%
Diversified Development, LLC               Land Development   23-Dec-02     16.00      430,000      430,000      3.2%
Fishmarket Inn, Inc. (a)                   Restaurant         01-May-93     15.75      147,746       32,746      0.2%
Francis A. Lee, Inc. (a)                   Construction       01-Sept-97    15.00       63,071       63,071      0.5%
Global Network Communications, Inc. (a)    Communication      01-Jun-99     13.50       37,847       37,847      0.2%
H. Lockings Corp. (a)                      Food Service       19-Jul-95     16.25       40,145       40,145      0.3%
HPA Monon Corp.                            Trailer
                                              Manufacturer    15-May-02     12.00    2,000,000    2,000,000     15.0%
Improved Drinking Water & Pool Co. (a)     Swimming Pools     31-Dec-99     12.00       21,555       11,555      0.1%
Jerusalem Refrigeration Corp.              Refrigeration      01-May-00     15.50       42,668       42,668      0.3%
NAI Technologies, Inc.                     Computer Systems   15-Jan-01     12.00      400,000      400,000      3.0%
No-Name Deli/Grocery, Inc. (a)             Food Service       28-Jul-93     16.50      138,036       63,036      0.5%
Phone Management Enterprises, Inc.(a)      Communication      15-Aug-95      None       67,506       47,506      0.4%
Schiattin Realty Corp. (a)                 Construction       15-Oct-92     16.00      120,949       20,949      0.2%

NOTES RECEIVABLE
Barrier Motor Fuels, Inc.                  Gas Retailing      01-Aug-99     15.00      119,304      119,304      0.9%
Courtney Properties Ltd.                   Real Estate        01-Dec-00     10.00      330,000      330,000      2.5%
Gabriel Lamanna                            Real Estate        01-Apr-04     11.50       91,086       91,086      0.7%
Gisante Realty Corp. (a)                   Real Estate        08-Mar-96     11.00       12,962       12,962      0.1%
957 South Elmora, Inc.                     Real Estate        01-Dec-04      7.50      115,314      115,314      0.8%
Vassar Development Corp.                   Real Estate        07-Apr-03     10.00      164,032      164,032      1.2%
                                                                                    ----------   ----------     -----
     Total Loans and Notes Receivable                                               $6,948,875   $6,598,875     49.4%
                                                                                    ==========   ==========     =====

----------

(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon during the year

(c) foreclosed upon subsequent to year end

         The accompanying notes are an integral part of this schedule.



                                                     WINFIELD CAPITAL CORP.
                                                    PORTFOLIO OF INVESTMENTS
                                                         MARCH 31, 1997

LOANS AND NOTES RECEIVABLES


                                                                 LOAN
                                                               MATURITY
                                                                 DATE      INTEREST                                 % OF TOTAL
             COMPANY NAME                   INDUSTRY         (ORIGINAL)     RATE (%)        COST           VALUE    INVESTMENTS
-------------------------------------------------------------------------------------------------------------------------------
LOANS
Bob's Auto Body Shop                      Auto Repairs       01-Mar-98      15.50      $   48,452     $   48,452        1.0%
Buona Pasta, Ltd.                         Food Service       31-Mar-98      12.00          69,000         69,000        1.4%
Carpenito's Restaurant, Inc.              Restaurant         01-Feb-01      12.00         151,800        151,800        3.1%
D&S Diner Rte 7 Cobleskill Diner Corp.    Restaurant         16-Oct-00      16.25          92,571         92,571        1.9%
Diversified Development, LLC              Land Development   On Demand      14.00         500,000         500,00       10.2%
1155 Deli, Inc.                           Food Service       10-Jul-99      16.68          79,534         79,534        1.6%
Fishmarket Inn, Inc. (a)                  Restaurant         01-May-93      15.75         140,389         55,389        1.1%
Francis A. Lee, Inc.                      Construction       01-Sept-97     15.00          68,482         68,482        1.4%
Global Network Communications, Inc. (a)   Communication      01-Jun-99      13.50         103,520         68,520        1.4%
H. Lockings Corp. (a)                     Food Service       19-Jul-95      16.25          48,122         48,122        1.0%
Improved Drinking Water & Pool Co. (a)    Swimming Pools     31-Dec-99      12.00          22,806         12,806        0.2%
Jerusalem Refrigeration Corp.             Refrigeration      01-May-00      15.50          58,050         58,050        1.2%
Keystone Terminal Operating Corp. (a)     Gasoline Dist.     21-Apr-94      16.63          34,924         19,924        0.4%
La Torinese USA, Inc. (c)                 Specialty Baking   08-Mar-01      14.00         600,000        300,000        6.1%
NAI Technologies, Inc.                    Computer Systems   15-Jan-01      12.00         400,000        400,000        8.1%
No-Name Deli/Grocery, Inc. (a)            Food Service       28-Jul-93      16.50         124,554         74,554        1.5%
Phone Management Enterprises, Inc.(a)     Communication      15-Aug-95       None          70,959         50,959        1.0%
Saints & Sinners, Inc.(a)                 Food Service       17-Oct-91      15.50          22,491          2,491        0.1%
Savo Contracting Corp. (a)                Construction       02-May-93      15.75          70,842          5,842        0.1%
Schiattin Realty Corp. (a)                Construction       15-Oct-92      16.00         133,699         58,699        1.2%
Suburban Enterprises, Inc. (b)            Construction       01-Sept-98     13.50          24,706          7,209        0.1%
Volz Collision Inc. (Mahopac)             Auto Repair        01-Apr-00      17.00         115,444        115,444        2.4%

NOTES RECEIVABLE
Barrier Motor Fuels, Inc.                 Gas Retailing      01-Aug-99      15.00         124,580        124,580        2.5%
Gisante Realty Corp. (a)                  Real Estate        08-Mar-96      11.00          12,962         12,962        0.3%
957 South Elmora, Inc.                    Real Estate        01-Dec-04       7.50         126,642        126,640        2.6%
                                                                                       -------------------------------------
     Total Loans and Notes Receivable                                                  $3,244,529     $2,552,030       51.9%
                                                                                       =====================================

----------
(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon during the year

(c) foreclosed upon subsequent to year end

         The accompanying notes are an integral part of this schedule.





                                                      WINFIELD CAPITAL CORP.
                                                    PORTFOLIO OF INVESTMENTS
                                                         MARCH 31, 1998

EQUITY INTERESTS

                                                                                      COST OR                       % OF
                                                       NUMBERS OF SHARES/            CONTRIBUTED                    TOTAL
      COMPANY NAME              INDUSTRY              OWNERSHIP PERCENTAGE              VALUE         VALUE      INVESTMENTS
-------------------------  -------------------  ----------------------------------  ----------------------------------------

Alliance National, Inc.    Office Rental        65,000 Shares, Unregistered         $             $   58,500        0.4%
                                                Common Stock; 1.46%

Cool Zone, Inc.            Cooling Systems      40,000 Shares, Unregistered            200,000       200,000        1.5%
                                                common stock; 3.83%

Creative Foods, Inc.       Specialty Baking     Warrant to Purchase Common                             9,000        0.1%
   (formerly Desserts                           Stock; 3%
   & Cafes, Inc.)
Cyberian Outpost, Inc.     Internet Computer    155,443.47 Shares, Unregistered        715,040       715,040        5.4%
                           Retailer             Preferred Series B Stock; 6.4%

                                                125,000 Shares, Unregistered         1,000,000      100,0000        7.5%
                                                Preferred Series C Stock; %
                                                included above

                                                Warrant to Purchase 44,687.50
                                                shares of Unregistered Common
                                                Stock

Diversified Development,   Land Development     Warrant to Purchase Common
   LLC.                                         Stock; 49.9%

Dowling, LLC.              Dormitory            Preferred Return Units, 9.5% or        250,325       250,325        1.9%
                           Management           5 units @1.9%

HPA Monon Corp.            Trailer              625,000 Shares, Unregistered
                           Manufacturer         Convertible Preferred Stock; 6.23%

Improved Drinking Water    Swimming Pools       12.75% Preferred Stock,                 25,000
   & Pool Co.                                   convertible into Common Stock; 20%

Independence Brewing       Brewing              949,941 Shares, Restricted               4,755        55,752        0.4%
   Company                                      Common Stock, 29.6%; 66.3%
                                                assuming warrant exercise

NAI Technologies, Inc.     Computer             Convertible Note into 200,000                        200,000        1.5%
                           Systems              Shares of Common Stock, Warrant
                                                to Purchase 100,000 Shares of
                                                Common Stock; 1.94%

New York Restaurant        Own and Manage       16,920 Shares, Unregistered            163,278       163,278        1.2%
   Group, Inc.             Restaurants          Series A Preferred Stock; .2%

Park N'View, Inc.          In-Cab Cable TV      93,750 Shares, Unregistered            750,000       750,000        5.6%
                           and Phone Service    Series C Preferred Stock; 1.3%

Vivid Semiconductor,       Semi-Conductor       440,000 Shares, Unregistered         1,650,000     1,650,000       12.3%
   Inc.                    Manufacturer         Series E Preferred Stock; 1.7%

World Gate                 Internet Access      140,846 Shares, Unregistered         1,000,006     1,000,006        7.5%
   Communications, Inc.    via TV               Series B Preferred Stock; .6%
                                                                                    -----------------------------------
   Total Equity Interests                                                           $5,758,404    $6,051,901       45.3%
                                                                                    ===================================

         The accompanying notes are an integral part of this schedule.





                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1997



EQUITY INTERESTS


                                                                                  COST OR                          % OF
                                                    NUMBERS OF SHARES/          CONTRIBUTED                        TOTAL
      COMPANY NAME            INDUSTRY             OWNERSHIP PERCENTAGE            VALUE              VALUE     INVESTMENTS
-------------------------- ---------------- ----------------------------------- ---------------------------------------------
Academic Industries, Inc.  Movie            1,000 Shares, Series A Preferred    $    7,000       $    1,000         --
                           Production       Stock
Alliance National, Inc.    Office Rental    65,000 Shares, Unregistered                              58,500         1.2%
                                            Common Stock; 1.46%
Complete Wellness          Holistic         33,333 Shares Warrant to Purchase                        48,333         1.0%
Centers, Inc.              Therapy          Common Stock (Restricted); 2.36%
Desserts & Cafes, Inc.     Specialty        Warrant to Purchase Common                                9,000         0.2%
                           Baking           Stock; 11%
Diversified Development,   Land             Warrant to Purchase Common
   LLC.                    Development      Stock; 49.9%
Dowling, LLC.              Dormitory        Preferred Return Units, 9.5% or 5      250,000          250,000         5.1%
                           Management       units @1.9%
Improved Drinking Water    Swimming Pools   12.75% Preferred Stock,                 25,000
   & Pool Co.                               convertible into Common Stock; 20%
Independence Brewing       Brewing          949,941 Shares, Restricted Common        4,755          509,971        10.4%
   Company                                  Stock, 29.6%; 66.3% assuming
                                            warrant exercise
La Torinese USA, Inc.      Specialty        Warrant to Purchase Common
                           Baking           Stock; 2.64%,
NAI Technologies, Inc.     Computer         Convertible Note into 200,000                           672,500        13.7%
                           Systems          Shares of Common Stock, Warrant
                                            to Purchase 100,000 Shares of
                                            Common Stock; 1.94%
                                                                                ----------------------------------------
Total Equity Interests                                                          $  286,755       $1,549,304        31.6%
                                                                                ========================================

        The accompanying notes are an integral part of this schedule.



                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                             MARCH 31, 1998 AND 1997


ASSETS ACQUIRED IN LIQUIDATION

                                                                                      MARCH 31, 1998
                                                                    ---------------------------------------------
                                                                                                    % OF TOTAL
                       COMPANY NAME                                     COST           VALUE        INVESTMENTS
------------------------------------------------------------        -----------    ------------   ---------------
Bashert Enterprises, Inc. ......................................    $   208,197     $   158,197              1.1%
Hall Diner .....................................................        104,907          19,907              0.1%
Keystone Terminal Operating Corp. ..............................         32,317          17,317              0.1%
Maypat Realty Corp. ............................................        162,063          77,063              0.6%
Panebello USA ..................................................        802,928         302,928              2.3%
The Partition Corp. ............................................        131,317         131,317              1.0%
Suburban Enterprises, Inc. .....................................         24,706           7,206              0.1%
                                                                    -----------     -----------   --------------
     Total Assets Acquired in Liquidation ......................    $ 1,466,435     $   713,935              5.3%
                                                                    ===========     ===========   ==============




                                                                                    MARCH 31, 1997
                                                                    ---------------------------------------------
                                                                                                     % OF TOTAL
                       COMPANY NAME                                     COST           VALUE        INVESTMENTS
------------------------------------------------------------        -----------     -----------    --------------
A.D.L Contracting Corp. ........................................    $    98,440     $    18,440              0.4%
Bashert Enterprises, Inc. ......................................        208,197         208,197              4.2%
Hall Diner .....................................................        104,907          44,907              0.9%
The Partition Corp. ............................................        131,317         131,317              2.7%
Ne James/Malaky #1 .............................................        160,827         100,827              2.1%
Ne James/Malaky #3 .............................................         33,843          33,843              0.7%
Maypat Realty Corp. ............................................        162,063          77,063              1.6%
Paolo Enterprises, Inc. #1 .....................................        132,977         112,977              2.3%
Paolo Enterprises, Inc. #2 .....................................         80,000          80,000              1.6%
                                                                    -----------     -----------     -------------
     Total Assets Acquired in Liquidation ......................    $ 1,112,571     $   807,571             16.5%
                                                                    ===========     ===========     =============

        The accompanying notes are an integral part of this schedule.