Form 10-Q
period 1998-06-30
WINFIELD CAPITAL CORP
filed 1998-08-14
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________________   to  _________________


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


                              Yes _X_      No. ___


Registrant had 5,023,361 shares of common stock outstanding as of June 30, 1998.



                        This report consists of 11 pages

                           Form 10-Q Quarterly Report



                                      INDEX


Part I - Financial Information                                       Page No.
                                                                     --------

         Condensed Statements of Operations -
           Three Months ended June 30, 1998 and 1997                     3

         Condensed Balance Sheets - as of
           June 30, 1998 and March 31, 1998                             4-5

         Condensed Statements of Cash Flows -
           Three Months Ended June 30, 1998
           and 1997                                                      6

         Notes to Condensed Financial Statements                        7-8

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                9-10


Part II - Other Information                                              11

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                       =================================

                                                              Three Months Ended
                                                                  June 30,
                                                            1998            1997
                                                        ------------    ------------
Investment income
    Interest from small business concerns               $    130,280    $    108,155
    Interest from invested idle funds                         58,389         155,045
    Other income                                              42,256           4,524
                                                        ------------    ------------

             Total investment income                         230,925         267,724
                                                        ------------    ------------

Expenses
    Interest                                                 196,392         211,918
    Payroll and payroll related expenses                     123,963         128,818
    General and administrative expenses                       68,180          67,738
    Other operating expenses                                  85,321          23,929
                                                        ------------    ------------

             Total investment expenses                       473,856         432,403
                                                        ------------    ------------

             Investment loss - net                          (242,931)       (164,679)

Realized loss on investment                                   (4,914)           --
Change in unrealized appreciation of
    investments                                           10,288,332         (27,830)
                                                        ------------    ------------

             Net increase (decrease) in shareholders'
               equity resulting from operations         $ 10,040,487    ($   192,509)
                                                        ============    ============

Per share net increase (decrease) in shareholders' equity resulting from operations

Basic                                                   $       2.00    ($       .04)
                                                        ============    ============

Diluted                                                 $       1.95    ($       .04)
                                                        ============    ============

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            ========================


                                     ASSETS


                                                      June 30,         March 31,
                                                       1998              1998
                                                    -----------      -----------
Loans and investments
    Loans and notes receivable                      $ 5,262,024      $ 6,598,875

Equity interests in small business
    concerns                                         17,212,645        6,051,901

Assets acquired in liquidation                          683,210          713,935
                                                    -----------      -----------

                  Total investments                  23,157,879       13,364,711

Cash                                                  1,578,145          848,777

Short term marketable securities                      2,983,231        3,462,587

Accrued interest receivable                             130,335          164,556

Furniture and equipment (net of
    accumulated depreciation of
    $69,828 at June 30, 1998
    and $68,250 at March 31, 1998)                       17,037           18,615

Other assets                                            367,026          373,869
                                                    -----------      -----------

                  Total assets                      $28,233,653      $18,233,115
                                                    ===========      ===========



The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            =======================



                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                       June 30,       March 31,
                                                        1998           1998
                                                    ------------   ------------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                       $  8,300,000   $  8,300,000

    Subordinated debentures payable                      993,712        983,502

    Accrued expenses                                     245,228        279,162

    Deferred income                                       28,678         44,903
                                                    ------------   ------------

                  Total liabilities                    9,567,618      9,607,567
                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock - .001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value;
     Authorized - 10,000,000  shares;
     Issued and outstanding - 5,023,361
       at June 30, 1998 and March 31, 1998                50,234         50,234
    Additional paid-in capital                         9,442,365      9,442,365
    Accumulated earnings (deficit)                     9,173,436       (867,051)
                                                    ------------   ------------

                  Total shareholders' equity          18,666,035      8,625,548
                                                    ------------   ------------

                  Total liabilities and
                    shareholders' equity            $ 28,233,653   $ 18,233,115
                                                    ============   ============

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                     ======================================

                                                        Three Months Ended
                                                             June 30,
                                                       1998            1997
                                                   ------------    ------------
Operating activities
    Net increase (decrease) in shareholders'
        equity resulting from operations           $ 10,040,487    ($   192,509)
    Adjustments to reconcile net increase
        (decrease) in shareholders' equity
        resulting from operations to net cash
        used in operating activities
    Amortization of deferred income                     (16,225)           --
    Amortization of debenture costs                      10,210          10,209
    Change in unrealized (appreciation)
        depreciation on investments                 (10,288,332)         27,830
    Loss on investments                                   4,914            --
    Depreciation and amortization of
        fixed assets                                      1,578           1,365
    Amortization of bond expenses                         7,182           7,182
    (Increase) decrease in
        Accrued interest receivable                      34,221          (8,785)
        Other assets                                     27,065          15,036
    (Decrease) in accrued expenses                      (33,934)        (46,469)
                                                   ------------    ------------

Net cash (used in) operating activities                (212,834)       (186,141)
                                                   ------------    ------------

Investing activities
    Short term marketable securities - net              479,356       1,180,529
    Investments originated                              (41,493)     (2,231,785)
    Proceeds from collection of loans                   504,339         106,956
    Purchase of furniture and equipment                    --            (4,394)
                                                   ------------    ------------

Net cash provided by (used in) investing
    activities                                          942,202        (948,694)
                                                   ------------    ------------

Increase (decrease) in cash                             729,368      (1,134,835)

Cash - beginning of period                              848,777       3,314,875
                                                   ------------    ------------

Cash - end of period                               $  1,578,145    $  2,180,040
                                                   ============    ============

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


Note - 1  Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Note - 2  Earnings (Loss) per Common Share:

          The reconciliation of basic and diluted per common share computation is as follows:


                                                      Three Months Ended
                                                           June 30,
                                                  -------------------------
                                                     1998          1997
                                                  -----------   -----------
     Net earnings (loss) in shareholders'
       equity resulting from operations           $10,040,487   ($  192,509)
                                                  ===========   ===========

     Earnings (loss) per common share
        Basic                                     $      2.00  ($      0.04)
                                                  ===========   ===========
        Diluted                                   $      1.95   $    (A)
                                                  ===========   ===========

     Shares used in computation:
        Basic:
                 Weighted average common shares     5,023,361     5,023,061
                                                  ===========   ===========

        Diluted:
                 Weighted average common shares     5,023,361     5,023,361
                 Common stock equivalents             134,735       (A)
                                                  ===========   ===========
                                                    5,158,096     5,023,361
                                                  ===========   ===========


(A) For the three months ended June 30, 1997 the fully diluted computation would be anti-dilutive and was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


Note 3 - Subsequent to June 30, 1998, the Company made an equity investment of $900,000 in Commerce One, Inc. Also, one of the Company's investments, Cyberian Outpost, Inc. made its initial public offering on July 31, 1998 commencing trading on the Nasdaq National Market. The securities held by the Company in connection with this investment are subject to restrictions on transferability including the underwriter's lock-up of 180 days from the initial public offering date. Consistent with its accounting policies, the Company will continue to discount the carrying value of its investment in Cyberian Outpost, Inc. as long as such restrictions on transferability exist.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              ====================================================


Results of Operations

Three Months Ended June 30, 1998 and June 30, 1997


Investment Income

Investment income decreased from $267,724 for the three month period ended June 30, 1997 to $230,925 for the same period ended June 30, 1998. This primarily reflected $96,656 in decreased earnings from invested idle funds due to the increased investment activity in 1997. There was also an increase of $22,125 in interest earned from the Company's investment portfolio due to new loans generated in 1997. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, increased by $37,732.


Interest Expense

Interest expense decreased from $211,918 for the three months ended June 30, 1997 to $196,392 for the same period ended June 30, 1998 due to the repayment of $600,000 to the Small Business Administration (the "SBA") on September 1, 1997.


Operating Expenses

The Company's operating expenses increased from $220,485 for the three months ended June 30, 1997 to $277,464 for the three months ended June 30, 1998. Professional fees increased by $55,796 reflecting the increased level of investment activity and payroll and payroll related expenses decreased by $4,855.


Realized Loss on Disposition of Investments

The Company realized a loss of $4,914 on the disposition of one of its investments.


Unrealized Appreciation or Depreciation of Investments

There was an increase in unrealized appreciation of investments of $10,288,332 for the three months ended June 30, 1998 compared to a decrease in unrealized appreciation of $27,830 for the same period ended June 30, 1997, principally related to the market price of one investment in a portfolio company which recently made its initial public offering.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              ====================================================


Liquidity and Capital Resources

At June 30, 1998 the Company had cash and short term marketable securities, totaling $4,561,376 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash and short term investments at June 30, 1998 will be adequate to meet both its working capital needs and the short-term investment opportunities. Given the current pace of investment opportunities, the Company may seek additional funds through borrowing from the SBA to satisfy its long-term investment objective. The Company had received a five year commitment from the SBA which reserves $10,000,000 of SBA guaranteed debentures. The drawing down of commitment proceeds is contingent upon the Company's creditworthiness and full compliance with all SBA rules and regulations at the time of the drawdown.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION

                      ====================================



Item 6 - Exhibits and Reports on Form 8-K


          a.   Exhibit Index

               None.


          b.   Reports on Form 8-K

               Form 8-K dated August 6, 1998 was filed by the Company in connection with the initial public offering of one of the Company's portfolio investments.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WINFIELD CAPITAL CORP.
                                       (Registrant)





                                       By: S/Paul A. Perlin
                                           ----------------------------
                                           Paul A. Perlin
                                           Chief Executive Officer




Dated: August 14, 1998