Form 10-Q
period 1998-09-30
WINFIELD CAPITAL CORP
filed 1998-11-12
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________   to  _________________

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
Registrant had 5,023,361 shares of common stock outstanding as of September 30, 1998.

                        This report consists of 13 pages

                           Form 10-Q Quarterly Report

                                      INDEX

Part I - Financial Information                                         Page No.
                                                                       --------

         Condensed Statements of Operations -
           Six and Three Months ended September 30, 1998
           and 1997                                                       3-4

         Condensed Balance Sheets - as of
           September 30, 1998 and March 31, 1998                          5-6

         Condensed Statements of Cash Flows -
           Six Months Ended September 30, 1998
           and 1997                                                        7

         Notes to Condensed Financial Statements                          8-9

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                 10-12


Part II - Other Information                                                13

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                                    Six Months Ended
                                                                      September 30,
                                                                1998                   1997
                                                            -----------             --------
Investment income
    Interest from small business concerns                   $   234,985             $190,306
    Interest from invested idle funds                           115,476              351,761
    Other income                                                 75,989               33,944
                                                            -----------             --------

             Total investment income                            426,450              576,011
                                                            -----------             --------

Expenses
    Interest                                                    394,340              420,469
    Payroll and payroll related expenses                        240,227              256,251
    General and administrative expenses                         138,058              127,107
    Other operating expenses                                    188,726              124,180
                                                            -----------             --------

             Total investment expenses                          961,351              928,007
                                                            -----------             --------

             Investment loss - net                             (534,901)            (351,996)

Realized loss on investments                                    (12,689)             (82,468)
Change in unrealized appreciation of
    investments                                               7,934,523             (387,086)
                                                            -----------             --------

             Net increase (decrease) in shareholders'
               equity resulting from operations             $ 7,386,933            ($821,550)
                                                            ===========             ========

Per share net increase (decrease) in shareholders' equity resulting from operations

Basic                                                       $      1.47            ($    .16)
                                                            ===========             ========

Diluted                                                     $      1.45            ($    .16)
                                                            ===========             ========

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                                    Three Months Ended
                                                                     September 30,
                                                                 1998                 1997
                                                            -----------             --------

Investment income
    Interest from small business concerns                   $   104,705             $ 82,151
    Interest from invested idle funds                            57,087              196,716
    Other income                                                 33,733               29,420
                                                            -----------             --------

             Total investment income                            195,525              308,287
                                                            -----------             --------

Expenses
    Interest                                                    197,948              208,551
    Payroll and payroll related expenses                        116,264              127,433
    General and administrative expenses                          69,878               59,369
    Other operating expenses                                    103,405              100,251
                                                            -----------             --------

             Total investment expenses                          487,495              495,604
                                                            -----------             --------

             Investment loss - net                             (291,970)            (187,317)

Realized loss on investments                                     (7,775)             (82,468)
Change in unrealized appreciation of
  investments                                                (2,353,809)            (359,256)
                                                            -----------             --------

       Net (decrease) in shareholders'
         equity resulting from operations                  ($ 2,653,554)           ($629,041)
                                                            ===========             ========

Per share net (decrease) in shareholders' equity resulting from operations

Basic                                                      ($       .53)           ($    .12)
                                                            ===========             ========

Diluted                                                    ($       .53)           ($    .12)
                                                            ===========             ========

The accompanying notes are an integral part of this statement.


                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            ========================

                                     ASSETS

                                                            September 30,             March 31,
                                                                 1998                   1998
                                                            ----------              ----------

Loans and investments
  Loans and notes receivable                                $ 4,866,743             $ 6,598,875

Equity interests in small business
  concerns                                                   16,013,839               6,051,901

Assets acquired in liquidation                                  683,210                 713,935
                                                            -----------             -----------

                  Total investments                          21,563,792              13,364,711

Cash                                                          2,376,695                 848,777

Short term marketable securities                              1,229,154               3,462,587

Accrued interest receivable                                     142,877                 164,556

Furniture and equipment (net of
    accumulated depreciation of
    $71,406 at September 30, 1998
    and $68,250 at March 31, 1998)                               15,459                  18,615

Other assets                                                    310,662                 373,869
                                                            -----------             -----------

                  Total assets                              $25,638,639             $18,233,115
                                                            ===========             ===========


The accompanying notes are an integral part of this statement.


                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            ========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             September 30,             March 31,
                                                                  1998                   1998
                                                            -------------           -----------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                               $ 8,300,000             $ 8,300,000

    Subordinated debentures payable                           1,003,921                 983,502

    Accrued expenses                                            307,307                 279,162

    Deferred income                                              14,930                  44,903
                                                            -----------             -----------

                  Total liabilities                           9,626,158               9,607,567
                                                            -----------             -----------

Commitments and contingencies

Shareholders' equity
  Preferred stock - .001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding - none
  Common stock - $.01 par value;
  Authorized - 10,000,000 shares;
  Issued and outstanding - 5,023,361 at
    September 30, 1998 and March 31, 1998                        50,234                  50,234
  Additional paid-in capital                                  9,442,365               9,442,365
  Accumulated earnings (deficit)                              6,519,882                (867,051)
                                                            -----------             -----------

                  Total shareholders' equity                 16,012,481               8,625,548
                                                            -----------             -----------
                  Total liabilities and
                    shareholders' equity                    $25,638,639             $18,233,115
                                                            ===========             ===========

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                       ==================================

                                                         Six Months Ended
                                                            September 30,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------

Operating activities
    Net increase (decrease) in shareholders'
      equity resulting from operations            $ 7,386,933      ($   821,550)
    Adjustments to reconcile net increase
     (decrease) in shareholders' equity
      resulting from operations to net cash
      used in operating activities

    Amortization of deferred income                   (29,973)            --
    Amortization of debenture costs                    20,419            20,419
    Change in unrealized (appreciation)
        depreciation on investments                (7,934,523)          387,086
    Realized loss on investments                       12,689            82,468
    Depreciation and amortization                      14,732            11,768
    Amortization of bond expenses                      14,365            14,365
    (Increase) decrease in
        Accrued interest receivable                    21,679           (45,057)
        Other assets                                   37,266            37,444
    Increase in accrued expenses                       28,145            29,392
                                                  -----------       -----------

Net cash (used in) operating activities              (428,268)         (283,665)
                                                  -----------       -----------

Investing activities
    Short term marketable securities - net          2,233,433         4,164,770
    Investments originated                         (1,201,407)       (5,065,800)
    Proceeds from collection of loans                 924,160           158,920
    Purchase of furniture and equipment                 --               (4,394)
                                                  -----------       -----------

Net cash provided by (used in) investing
    activities                                      1,956,186          (746,504)
                                                  -----------       -----------

Financing activities
    Repayment of debentures to SBA                      --             (600,000)
                                                  -----------       -----------

Net cash used in financing activities                   --             (600,000)
                                                  -----------       -----------

Increase (decrease) in cash                         1,527,918        (1,630,169)

Cash - beginning of period                            848,777         3,314,875
                                                  -----------       -----------
Cash - end of period                              $ 2,376,695       $ 1,684,706
                                                  ===========       ===========


The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================

Note - 1  Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Note - 2  Earnings (Loss) per Common Share:

          The reconciliation of basic and diluted earnings (loss) per common share computation is as follows:

                                                           Six Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1998           1997
                                                         --------         ------
   Net increase (decrease) in shareholders'
     equity resulting from operations                 $ 7,386,933     ($821,550)
                                                      ===========      ========

   Earnings (loss) per common share
      Basic                                           $      1.47     ($    .16)
                                                      ===========      ========
      Diluted                                         $      1.45     ($    .16)
                                                      ===========      ========

   Shares used in computation:
      Basic:
               Weighted average common shares           5,023,361     5,023,061
                                                        =========     =========

      Diluted:
               Weighted average common shares           5,023,361     5,023,361
               Common stock equivalents                    62,314            (A)
                                                        ---------     ---------
                                                        5,085,675     5,023,361
                                                        =========     =========

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


Note - 2  Earnings (Loss) per Common Share: (Cont'd)

          The reconciliation of basic and diluted earnings (loss) per common share computation is as follows:

                                                           Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                          1998         1997
                                                       -----------    ------
    Net increase (decrease) in shareholders'
      equity resulting from operations                ($ 2,653,554)   ($629,041)
                                                       ===========     ========

    Earnings (loss) per common share
       Basic                                          ($       .53)   ($    .12)
                                                       ===========     ========
       Diluted                                        ($       .53)   ($    .12)
                                                       ===========     ========

    Shares used in computation:
       Basic:
                Weighted average common shares           5,023,061    5,023,061
                                                         =========    =========

       Diluted:

                Weighted average common shares           5,023,061    5,023,061
                Common stock equivalents                        (A)          (A)
                                                         ---------    ---------
                                                         5,023,061    5,023,061
                                                         =========    =========

(A) For the three months ended September 30, 1998 and for the three and six months ended September 30, 1997 the fully diluted computation would be anti-dilutive and was not considered.

Note - 3 One of the Company's investments, Cyberian Outpost, Inc. made its initial public offering on July 31, 1998 commencing trading on the Nasdaq National Market. The securities held by the Company in connection with this investment are subject to restrictions on transferability including the underwriter's lock-up of 180 days from the initial public offering date. Consistent with its accounting policies, the Company will continue to discount the carrying value of its investment in Cyberian Outpost, Inc. as long as such restrictions on transferability exist.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================


Results of Operations

Six Months Ended September 30, 1998 and September 30, 1997


Investment Income

Investment income decreased from $576,011 for the six month period ended September 30, 1997 to $426,450 for the same period ended September 30, 1998. This primarily reflected $236,285 in decreased earnings from invested idle funds due to the increased investment activity in 1997 and 1998. There was also an increase of $44,679 in interest earned from the Company's investment portfolio due to new loans generated in 1997 and 1998. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, increased by $42,045.


Interest Expense

Interest expense decreased from $420,469 for the six months ended September 30, 1997 to $394,340 for the same period ended September 30, 1998 due to the repayment of $600,000 to the Small Business Administration (the "SBA") on September 1, 1997.


Operating Expenses

The Company's operating expenses increased from $507,538 for the six months ended September 30, 1997 to $567,011 for the six months ended September 30, 1998. Professional fees increased by $57,332 and travel related expenses increased by $11,468 reflecting the increased level of investment activity. Payroll related expenses decreased by $16,024.

Realized Loss on Disposition of Investments

The Company realized a loss of $12,689 on the disposition of two of its investments in 1998 and a loss of $82,468 on the disposition of one investment in 1997.

Unrealized Appreciation or Depreciation of Investments

There was an unrealized appreciation of investments of $7,934,523 for the six months ended September 30, 1998 compared to a decrease in unrealized appreciation of $387,086 for the same period ended September 30, 1997, principally related to the market price of one investment in a portfolio company which recently made its initial public offering.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               =================================================


Results of Operations

Three Months Ended September 30, 1998 and September 30, 1997


Investment Income

Investment income decreased from $308,287 for the three month period ended September 30, 1997 to $195,525 for the same period ended September 30, 1998. This primarily reflected $139,629 in decreased earnings from invested idle funds due to the increased investment activity in 1997 and 1998. There was also an increase of $22,554 in interest earned from the Company's investment portfolio due to new loans generated in 1997 and 1998. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, increased by $4,313.


Interest Expense

Interest expense decreased from $208,551 for the three months ended September 30, 1997 to $197,948 for the same period ended September 30, 1998 due to the repayment of $600,000 to the Small Business Administration (the "SBA") on September 1, 1997.


Operating Expenses

The Company's operating expenses increased from $287,053 for the three months ended September 30, 1997 to $289,547 for the three months ended September 30, 1998. Various expenses increased by $13,663 and payroll and payroll related expenses decreased by $11,169.


Realized Loss on Disposition of Investments

The Company realized a loss of $7,775 on the disposition of one investment in 1998 and a loss of $82,468 on the disposition of one investment in 1997.


Unrealized Appreciation or Depreciation of Investments

There was a decrease in unrealized appreciation of investments of $2,353,809 for the three months ended September 30, 1998 compared to a decrease in unrealized appreciation of $359,256 for the same period ended September 30, 1997, principally related to the market price of one investment in a portfolio company which recently had its initial public offering.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================


Liquidity and Capital Resources

At September 30, 1998 the Company had cash and short term marketable securities, totaling $3,605,849 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash and short term investments at September 30, 1998 will be adequate to meet both its working capital needs and short-term investment opportunities. Given the current pace of investment opportunities, the Company may seek additional funds through borrowing from the SBA to satisfy its long-term investment objective. The Company has a five year commitment from the SBA which reserves $10,000,000 of SBA guaranteed debentures. The drawing down of commitment proceeds is contingent upon the Company's creditworthiness and full compliance with all SBA rules and regulations at the time of the drawdown.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION

                           ===========================

Item 6 - Exhibits and Reports on Form 8-K

         a.   Exhibit Index
              None.

         b.   Reports on Form 8-K
              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WINFIELD CAPITAL CORP.
                                       (Registrant)




                                       By: /S/PAUL A. PERLIN
                                          ------------------
                                          Paul A. Perlin
                                          Chief Executive Officer


Dated: November 11, 1998