Form 10-Q
period 1998-12-31
WINFIELD CAPITAL CORP
filed 1999-02-16
CIK 936404

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998
                               --------------------------------------
                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------

Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.

Incorporated in the                                  IRS Employer Identification
State of New York                                    Number   13-2704241
                                                            ------------

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


                                                     Yes [X]     No. [ ]


Registrant had 5,023,361 shares of common stock outstanding as of December 31, 1998.


================================================================================

                        This report consists of 14 pages

                           Form 10-Q Quarterly Report
                           --------------------------




                                      INDEX
                                      -----


Part I - Financial Information                                          Page No.
                                                                        --------

         Condensed Statements of Operations -
           Three and Nine Months ended December 31, 1998
           and 1997 ...................................................   3-4

         Condensed Balance Sheets - as of
           December 31, 1998 and March 31, 1998 .......................   5-6

         Condensed Statements of Cash Flows -
           Nine Months Ended December 31, 1998
           and 1997 ...................................................    7

         Notes to Condensed Financial Statements ......................  8-10

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations .............................................. 11-13


Part II - Other Information ...........................................    14

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------





                                                           Three Months Ended
                                                              December 31,
                                                              ------------

                                                            1998         1997
                                                         --------      --------
Investment income
    Interest from small business concerns ............  $   134,806    $147,398
    Interest from invested idle funds ................       35,009     102,766
    Other income .....................................       32,530      75,471
                                                        -----------    --------

          Total investment income ....................      202,345     325,635
                                                        -----------    --------

Expenses
    Interest .........................................      197,596     198,193
    Payroll and payroll related expenses .............      115,122     132,764
    General and administrative expenses ..............       24,772      62,798
    Other operating expenses .........................      101,417      27,987
                                                        -----------    --------

           Total investment expenses .................      438,907     421,742
                                                        -----------    --------

           Investment loss - net .....................     (236,562)    (96,107)

Realized gain on disposition of investments ..........        --         17,591
Change in unrealized appreciation
    (depreciation) of investments ....................   17,130,415    (713,393)
                                                        -----------    --------

           Net increase (decrease) in shareholders'
              equity resulting from operations .......  $16,893,853   ($791,909)
                                                        ===========    ========

Per share net increase (decrease) in shareholders' equity resulting from operations

        Basic ........................................     $   3.36   ($    .16)
                                                           ========    ========

        Diluted ......................................     $   2.95   ($    .16)
                                                           ========    ========

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------





                                                           Nine Months Ended
                                                              December 31,
                                                              ------------

                                                          1998           1997
                                                        --------       --------
Investment income
    Interest from small business concerns .........  $   369,791     $  337,704
    Interest from invested idle funds .............      150,485        454,527
    Other income ..................................      108,519        109,415
                                                     -----------     ----------

        Total investment income ...................      628,795        901,646
                                                     -----------     ----------

Expenses
    Interest ......................................      591,936        618,662
    Payroll and payroll related expenses ..........      355,349        389,015
    General and administrative expenses ...........      162,830        189,905
    Other operating expenses ......................      290,143        152,167
                                                     -----------     ----------

        Total investment expenses .................    1,400,258      1,349,749
                                                     -----------     ----------

        Investment loss - net .....................     (771,463)      (448,103)

Realized (loss) on disposition of
    investments ...................................      (12,689)       (64,877)
Change in unrealized appreciation
    (depreciation) of investments .................   25,064,938     (1,100,479)
                                                     -----------     ----------

        Net increase (decrease) in
          shareholders' equity resulting
          from operations .........................  $24,280,786    ($1,613,459)
                                                     ===========     ==========

Per share net increase (decrease) in share-holders' equity resulting from operations

        Basic .....................................   $     4.83     ($    0.32)
                                                      ==========     ==========

        Diluted ...................................   $     4.58     ($    0.32)
                                                      ==========     ==========

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------




                                     ASSETS
                                     ------


                                              December 31,             March 31,
                                                 1998                     1998
                                             -----------             -----------
Loans and investments
    Loans and notes receivable ...........   $ 4,651,098             $ 6,598,875

    Equity interests in small business
      concerns ...........................    35,465,323               6,051,901

    Assets acquired in liquidation .......       390,282                 713,935
                                             -----------             -----------

                  Total investments ......    40,506,703              13,364,711

Cash .....................................     1,490,272                 848,777

Short term marketable securities .........        --                   3,462,587

Accrued interest receivable ..............       152,760                 164,556

Furniture and equipment (net of
    accumulated depreciation of
    $73,116 at December 31, 1998
    and $68,250 at March 31, 1998) .......        14,508                  18,615

Other assets .............................       308,496                 373,869
                                             -----------             -----------

                  Total assets ...........   $42,472,739             $18,233,115
                                             ===========             ===========



The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



                                                     December 31,     March 31,
                                                        1998            1998
                                                     -----------    -----------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration ....................   $ 8,300,000    $ 8,300,000

    Subordinated debentures payable ..............     1,014,130        983,502

    Accrued expenses .............................       243,059        279,162

    Deferred income ..............................         9,216         44,903
                                                     -----------    -----------

                  Total liabilities ..............     9,566,405      9,607,567
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value;
     Authorized - 10,000,000  shares;
     Issued and outstanding - 5,023,361
       at December 31, 1998 and
         March 31, 1998 ..........................        50,234         50,234
    Additional paid-in capital ...................     9,442,365      9,442,365
    Accumulated earnings (deficit) ...............    23,413,735   (    867,051)
                                                     -----------    -----------

                  Total shareholders' equity .....    32,906,334      8,625,548
                                                     -----------    -----------

                  Total liabilities and
                    shareholders' equity .........   $42,472,739    $18,233,115
                                                     ===========    ===========

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------




                                                         Nine Months Ended
                                                            December 31,
                                                            ------------

                                                      1998              1997
                                                   -----------      -----------
Operating activities
    Net increase (decrease) in shareholders'
        equity resulting from operations ........  $24,280,786      ($1,613,459)
    Adjustments to reconcile net increase
        (decrease) in shareholders' equity
        resulting from operations to net
        cash used in operating activities
        Realized loss on disposition of
        investments .............................       12,689           64,877
        Amortization of debenture costs                 30,628           30,628
        Change in unrealized (appreciation)
        depreciation on investments ............. ( 25,064,938)       1,100,479
        Amortization of deferred income ......... (     35,687)           --
        Depreciation and amortization ...........       22,230           17,651
        Amortization of debenture expenses ......       21,547           21,547
        (Increase) decrease in
        Accrued interest receivable .............       11,796      (    91,164)
        Other assets ............................       26,462      (    35,677)
        (Decrease) increase in accrued expenses .  (    36,103)     (   114,941)
                                                    ----------       ----------

Net cash used in operating activities ...........  (   730,590)     (   620,059)
                                                    ----------       ----------

Investing activities
    Short term marketable securities - net ......    3,462,587        7,775,053
    Proceeds from sale of equity interests ......         -              17,591
    Investments originated ......................  ( 3,218,449)     ( 9,038,687)
    Proceeds from collection of loans ...........    1,128,706          204,507
    Purchase of furniture and equipment .........  (       759)     (     4,394)
    Increase (decrease) in funds held in escrow .       --            1,107,850
                                                    ----------       ----------

Net cash provided by investing
    activities ..................................    1,372,085           61,920
                                                    ----------       ----------

Financing activities
    Repayment of debentures payable to SBA ......  (    --    )     (   600,000)
                                                    ----------       ----------

Net cash (used in) financing
    activities ..................................  (    --    )     (   600,000)
                                                    ----------       ----------

Increase (decrease) in cash .....................      641,495      ( 1,158,139)

Cash - beginning of period ......................      848,777        3,314,875
                                                    ----------       ----------

Cash - end of period ............................   $1,490,272       $2,156,736
                                                    ==========       ==========

The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------



Note-1    Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of or Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Note-2    Earnings (Loss) per Common Share:

          The computation of basic and diluted earnings (loss) per common share is as follows:

                                                      Nine Months Ended
                                                         December 31,
                                                    ----------------------
                                                     1998               1997
                                                     ----               ----

           Net increase (decrease) in
             shareholders' equity resulting
             from operations ...................  $24,280,768       ($1,613,459)
                                                  ===========       ===========

           Earnings (loss) per common
             share

             Basic .............................     $4.83             ($.32)
                                                     =====              ====
             Diluted ...........................     $4.58             ($.32)
                                                     =====              ====

           Shares used in computation:
             Basic:
               Weighted average common
                  shares .......................   5,023,361          5,023,361
                                                  ==========         ==========

             Diluted:
               Weighted average common
                 shares ........................   5,023,361          5,023,361
               Common stock equivalents ........     274,348              (A)
                                                   ---------          ---------

                                                   5,297,709          5,023,361
                                                   =========          =========

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------





Note-2    Earnings (Loss) per Common Share: (cont'd)

                                                      Three Months Ended
                                                         December 31,
                                                    ----------------------
                                                     1998               1997
                                                     ----               ----

           Net increase (decrease) in
             shareholders' equity resulting
             from operations ...................  $16,893,853       ($  791,909)
                                                  ===========       ===========

           Earnings (loss) per common
             share

             Basic .............................     $3.36             ($.16)
                                                     =====              ====
             Diluted ...........................     $2.95             ($.16)
                                                     =====              ====

           Shares used in computation:
             Basic:
               Weighted average common
                  shares .......................   5,023,361          5,023,361
                                                  ==========         ==========

             Diluted:
               Weighted average common
                 shares ........................   5,023,361          5,023,361
               Common stock equivalents ........     698,414              (A)
                                                   ---------          ---------

                                                   5,721,775          5,023,361
                                                   =========          =========

(A) For the three and nine months ended December 31, 1997 the fully diluted computation would be anti-dilutive and was not considered.

Note-3 One of the Company's investments, Cyberian Outpost, Inc. made its initial public offering on July 31, 1998 commencing trading on the Nasdaq National Market. The securities held by the Company in connection with this investment are subject to restrictions on transferability including the underwriter's lock-up of 180 days from the initial public offering date. Consistent with its accounting policies, the Company will continue to discount the carrying value of its investment in Cyberian Outpost, Inc. as long as such restrictions on transferability exist.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------





Note-4 Subsequent to December 31, 1998, the Company borrowed $7,000,000 from the Small Business Administration (SBA) under a five year $10,000,000 commitment made by the SBA.

          Subsequent to December 31, 1998, the Company made two equity investments totaling $2,000,000.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                             RESULTS OF OPERATIONS
           THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
           ----------------------------------------------------------


Investment Income

Investment income decreased from $325,635 for the three month period ended December 31, 1997 to $202,345 for the same period ended December 31, 1998. This primarily reflected $67,757 in decreased earnings from invested idle funds due to the increased investment activity in 1997 and 1998. There was a decrease of $12,592 in interest earned from the Company's investment portfolio. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $42,941.


Interest Expense

Interest expense decreased from $198,193 for the three months ended December 31, 1997 to $197,596 for the same period ended December 31, 1998 due to the repayment of $600,000 to the Small Business Administration (the "SBA") on September 1, 1997.


Operating Expenses

The Company's operating expenses increased from $223,549 for the three months ended December 31, 1997 to $241,311 for the three months ended December 31, 1998. Various expenses increased by $35,404 and payroll and payroll related expenses decreased by $17,642.

Realized Loss on Disposition of Investments

The Company had no losses on the disposition of investments in 1998 and a gain of $17,591 on the disposition of investments in 1997.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                             RESULTS OF OPERATIONS
           NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
           ---------------------------------------------------------


Investment Income

Investment income decreased from $901,646 for the nine months ended December 31, 1997 to $628,795 for the same period ended December 31, 1998. This primarily reflected $304,042 in decreased earnings from invested idle funds due to the increased investment activity in 1997 and 1998. There was also an increase of $32,087 in interest earned from the Company's investment portfolio due to new loans generated in 1997 and 1998. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $896.

Interest Expense

Interest expense decreased from $618,662 for the nine months ended December 31, 1997 to $591,936 for the same period ended December 31, 1998 due to the repayment of $600,000 to the Small Business Administration (the "SBA") on September 1, 1997.

Operating Expenses

The Company's operating expenses increased from $731,087 for the nine months ended December 31, 1997 to $808,322 for the nine months ended December 31, 1998. Professional fees increased by $123,996 reflecting the increased level of investment activity. Payroll and related expenses decreased by $33,666 and miscellaneous expenses decreased by $13,095.

Realized Loss on Disposition of Investments

The Company realized a loss of $12,689 on the disposition of its investments in 1998 and a loss of $64,877 on the disposition of its investment in 1997.

Unrealized Appreciation or Depreciation of Investments

There was an increase in unrealized appreciation of investments of $25,064,938 for the nine months ended December 31, 1998 compared to a decrease in unrealized appreciation of $1,100,479 for the same period ended December 31, 1997, principally related to the market price of one investment in a portfolio company which made its initial public offering on July 31, 1998.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Unrealized Appreciation or Depreciation of Investments

There was an unrealized appreciation of investments of $17,130,415 for the three months ended December 31, 1998 compared to an unrealized depreciation of $713,393 for the same period ended December 31, 1997, principally related to the market price of one investment in the portfolio company which had its initial public offering on July 31, 1998.

Liquidity and Capital Resources

At December 31, 1998, the Company had cash totaling $1,490,272 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash at December 31, 1998 is adequate to meet its working capital needs. Given the current pace of investment opportunities, the Company, in January 1999 borrowed $7,000,000 from the SBA to satisfy its long-term investment objective. The Company had received a five year commitment from the SBA which reserved $10,000,000 of SBA guaranteed debentures. The drawing down of the additional $3,000,000 commitment proceeds is contingent upon the Company's creditworthiness and full compliance with all SBA rules and regulations at the time of the drawdown.

Year 2000

Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. This is not an exposure for the Company since it does not currently rely on any particular software program to track either its investment portfolio or to provide accounting functions. In addition, the Company has inquired of its commercial banks and other service providers as well as of its major portfolio companies to determine if they will be prepared for the Year 2000. While all have indicated they are taking the necessary steps to be in compliance, there can be no assurance that all exposure will be eliminated. It is anticipated that the Company will incur no material expenses related to the Year 2000 issue.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6 - Exhibits and Reports on Form 8-K


          a.   Exhibit Index

               None

          b.   Reports on Form 8-K

               None




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




Dated: February 12, 1999