Form 10-K
period 1999-03-31
WINFIELD CAPITAL CORP
filed 1999-06-28
CIK 936404

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


For the fiscal year ended March 31, 1999         Commission File Number 33-94322


                             WINFIELD CAPITAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                              13-2704241
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS employer
of incorporation or organization)                            identification no.)


237 MAMARONECK AVENUE, WHITE PLAINS, NEW YORK                        10605
---------------------------------------------                      ----------
  (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (914) 949-2600
                                                          ---------------


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

                                                           Name of each exchange
         Title of each class                                on which registered
         -------------------                                -------------------
Common Stock, par value $.01 per share ................    Boston Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 21, 1999 was approximately $96,965,000.

     The number of outstanding shares of the registrant's common stock as of June 21, 1999 was 5,255,904 shares.

================================================================================

                                     RISKS

     Pursuant to Section 64(b) of the Investment Company Act of 1940, we are required to advise you annually that Winfield Capital Corp. (the "Company") is engaged in a high risk business. Loans and other investments to small business concerns are extremely speculative. Most of such concerns are privately held. Even if a public market for the securities of such concerns exists, the loans and other securities purchased by the Company are often restricted against sale or other transfer for specified periods of time. Thus, such loans and other investments have little, if any, liquidity, and the Company and you, as its shareholders, must bear significantly larger risks, including possible losses on such investments, than would be the case with traditional investment companies.

     In addition, the Company's capital structure includes a large amount of debt securities, mostly debentures issued to the Small Business Administration at fixed interest rates. Therefore, unless and until the Company is able to invest all or substantially all of the proceeds from such debt securities at interest or at other returns that substantially exceed the carrying costs of such debt securities, its operating results will be adversely affected, and that can be expected to have a depressant effect on the market value of the Company's shares of common stock.

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

     When the Company's investments are structured as loans, they are evidenced by promissory notes and often are accompanied by warrants to acquire equity interests in the borrower for nominal consideration. The loans are usually secured by assets of the borrower, which security interests frequently are senior to any other financing the borrower may have in place. When appropriate, a personal guaranty of a borrower's major stockholder or stockholders is sought, which may also be secured by such stockholders' personal assets. The Company's loans typically have a fixed rate of interest subject to the maximum rate allowed by the SBA (see "SBA Regulation" below), although lower rates may be negotiated depending on the creditworthiness of the borrowers and other relevant factors. Typically, such loans require periodic payments of principal and interest which fully amortize the loan at maturity, and mature in five years. In addition, the Company intends to pursue bridge loan opportunities as and to the extent permitted by the SBA Regulations. The Company's current management believes that the performance of its investment portfolio could be enhanced by increasing the Company's equity investments, relative to its loan portfolio. Accordingly, the Company's management now seeks more financing opportunities with equity participation and more investments with equity features than were made by the Company heretofore. There can be no assurance that the Company will find such opportunities on terms favorable to the Company.

INVESTMENT OBJECTIVES AND STRATEGIES

     The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and will continue to be made, with the intention of having the loan repaid within five years and any equity investment liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a longer or shorter period.

     Prior to May 2, 1995, when there was a change in management of the Company, the Company's investments were made primarily in very small local retail and service businesses. Under its current management, the Company focuses on investments in privately held Eligible Concerns in growing industries, including Internet-enabled businesses, computer hardware and software and consumer products. There can be no assurance that the Company will be able to locate investments in such industries on terms favorable to it. The Company concentrates its investments in the Northeastern United States, but will consider investments in other parts of the country if they are otherwise consistent with the Company's loan and other investment selection criteria.

     For the most part, the Company's existing portfolio companies are expansion stage businesses, although some are start-up and development stage companies, including some with negative net worth. Under the SBA Regulations, the Company may not invest more than 20% of its "Private Capital" in any single company without SBA approval. Under the Small Business Investment Act and the SBA Regulations, "Private Capital" is defined as the total of paid-in capital, other than capital obtained from federal sources, such as the SBA, and paid-in surplus. Pursuant to current SBA Regulations, the Company is able to invest approximately $2,200,000, or 20% of its Private Capital, in a single company. In most instances, the Company participates in loans and other investments with other investors. Through such participation, the Company has been able to become a participant in transactions larger than would otherwise be possible under the investment limit of 20% of its own Private Capital.

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

CERTAIN NON-COMPLIANCE BY PORTFOLIO COMPANIES

     Although the Company's agreements with its portfolio companies require them to furnish the Company with periodic and/or annual financial statements and to include financial and other covenants by its borrowers in its loan agreements, certain of its portfolio companies fail to supply the financial statements or to otherwise comply with the covenants required of them. The Company deals with these failures on a case-by-case basis, and its actions are influenced by the payment records of such companies.

     The aggregate face amount of the Company's loans and the value of other portfolio investments was $20,797,145 as of March 31, 1999 with loans and notes receivable comprising 26% (87% were performing in accordance with their terms and 13% were non-performing), equity interests 69% and assets acquired in liquidation of defaulted loans 5%.

WRITE-OFFS

     During the past three fiscal years, the Company has written off loans and investments and disposed of, at a loss, assets acquired in liquidation, in the aggregate amount of $825,439 as described in the following table:


                                                                               YEAR ENDED MARCH 31,
                                                                         ----------------------------------
                                                                          1997          1998          1999
                                                                          ----          ----          ----
Amount written off .................................................     $68,950       $289,570     $466,919

Amount written off as a percentage of aggregate loans
  and investments and assets acquired in liquidation
  as of the beginning of the year ..................................         1.6%           6.2%         3.5%


SBA FUNDING

     The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. An SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

     Under the current SBA Regulations, the Company is considered to have, as of March 31, 1999, Private Capital of approximately $11,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $33,000,000 (300% of its Private Capital). The Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

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

SBA REGULATION

     SBICs, such as the Company, are licensed by the SBA as part of a program designed to stimulate the flow of private debt and/or equity capital to "Eligible Concerns" and "Smaller Concerns." Under current SBA Regulations and the Small Business Investment Act, an independently owned and operated business concern that does not have a net worth in excess of $18 million and does not have average net income after federal income taxes for the preceding two years of more than $6 million, or meets size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concern is primarily engaged, is eligible to receive financial assistance from an SBIC (hence, it is referred to in this Form 10-K as an "Eligible Concern"). The SBA Regulations also define a "Smaller Concern," which is a concern with a net worth of $6 million or less and average annual net profits after taxes of $2 million or less, or depending on the industry in which the concern operates, meets criteria based on the number of its employees or its annual receipts. Commencing with its fiscal year ended March 31, 1996, the Company was required by the SBA Regulations to earmark at least 10% of its financing to Smaller Concerns and in each subsequent fiscal year to earmark at least 20% of its financing to Smaller Concerns.

     SBA Regulations place certain limitations on the terms of loans by SBICs. The maximum maturity of these loans may not exceed 20 years and, subject to certain exceptions, the minimum maturity is five years. A borrower from an SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight-line, five-year amortization schedule. On straight loans (without equity features), an SBIC can charge an interest rate up to 19% and on loans with equity features, an interest rate up to 14%. Notwithstanding the above, an SBIC may charge more by first computing a base rate using either the SBA debenture rate currently in effect plus an applicable charge permitted by the SBA, or a base rate using the weighted average cost of the SBIC's borrowings from the SBA and qualified third party lenders such as banks. On loans with equity features, an SBIC may charge interest equal to 6% above the base rate used and, in the case of a straight loan, 11% interest above the base rate used.

     SBICs may invest directly in the equity of its portfolio companies. However, they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. An SBIC may acquire options or warrants in its portfolio companies. Such options and warrants may also have redemption provisions, subject to certain restrictions. In general, however, SBICs may not control a portfolio company. "Control", for this purpose, is defined as the ownership (or control) of a 50% interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of other shareholders of the portfolio company).

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

     A Business Development Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Company's common stock (collectively, "Senior Securities," as defined in the 1940 Act) if the asset coverage, as defined in the 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. On the other hand, because the Company is an SBIC, the only asset coverage requirement applicable to it would give the holders of its Senior Securities constituting indebtedness, including the Debentures, the right to elect a majority of the Board of Directors, if on the last business day of each of 12 consecutive calendar months, the Company failed to maintain at least 100% asset coverage. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock issued to or guaranteed by the SBA), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts from banks evidenced by notes not to be publicly distributed or for temporary purposes if the borrowing does not exceed 5% of the value of its total assets. A loan is presumed to be for temporary purposes if it is repaid within sixty days and is not extended or renewed.

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

               (c) and does not have any class of securities with respect to which margin credit may be extended under federal law.

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

Fundamental Policies

     In making investments and managing its portfolio, the Company will adhere to the following fundamental policies, which may not be changed without the approval of the holders of 50% or more of the Company's outstanding voting securities, or the holders of 67% or more of the Company's outstanding voting securities present at a meeting of security holders at which holders of 50% or more of such securities are present in person or by proxy:

     1. The Company will conduct its business so as to retain its status as an SBIC and as a Business Development Company, and to qualify as a "regulated investment company" (as defined under the Code). In order to retain its status as an SBIC, the Company must limit its investments to Eligible Concerns and meet the minimum financing obligations applicable to Smaller Concerns (see "SBA Regulation"). In order to retain its status as a Business Development Company, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a Business Development Company) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a Business Development Company". In order to qualify as a "regulated investment company," the Company is required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. The Company qualified as a "regulated investment company" for the fiscal year ended March 31, 1999.

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

     6. The Company has no policy with respect to concentration of investments in a particular company, industry or groups of industries, except that it will not loan money to, or invest in, any company if such loan or investment exceeds 20% of the Company's Private Capital, without SBA approval.

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

COMPETITION

     Many entities, including banks, lending companies (including other SBICs), venture capital funds and other sources of capital, compete for loan originations and investments similar to those made by the Company. The Company's competition is not limited to entities that operate in the same geographical area as the Company, as many of the Company's competitors operate throughout the United States. Furthermore, competition for loan origination has increased as the financial strength of the banking community has improved over the last few years. Many of the Company's competitors have far greater financial and personnel resources than the Company. In addition, many other SBICs use professional investment advisors to seek and evaluate potential investments. The Company does not have an independent investment advisor nor does it intend to retain one.

FACILITIES; PERSONNEL

     The Company operates from rented quarters, consisting of approximately 2,000 square feet, located in a four story office building under a lease expiring in November 2002. The lease is cancelable at the Company's option on 90 days prior written notice. Management considers that such quarters will be adequate for the near term for the conduct of the Company's business. The Company maintains its investment and business records at its executive offices.

     As of June 21, 1999, the Company had four full-time employees (three of whom are Messrs. Paul A. Perlin, Chief Executive Officer, David Greenberg, Managing Director, and R. Scot Perlin, Chief Financial Officer, and one of whom handles clerical matters). In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.

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


ITEM 2.  PROPERTIES.

     For a description of the Company's loans and other investments as of March 31, 1999 and March 31, 1998 see Pages F-19 to F-23.


ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The registrant's common stock trades in the NASDAQ SmallCap Market under the symbol, "WCAP". The registrant's common stock is listed on the Boston Stock Exchange under the symbol, "WNF", but there has been no meaningful trading of such securities on that Exchange since the registrant's initial public offering, which was made on October 26, 1995. The warrants issued in connection with the Company's initial public offering traded in the NASDAQ SmallCap Market and were listed on the Boston Stock Exchange under the symbols "WCAPW" and "WNFW", respectively. The reported high and low bid quotations for the registrant's common stock and warrants on the NASDAQ SmallCap Market from April 1, 1997 to June 21, 1999 were as follows:


                                                    COMMON STOCK                       WARRANTS
                                               ---------------------            ----------------------
                                                HIGH            LOW             HIGH             LOW
                                               ---------------------            ----------------------
April 1 - June 30, 1997 .................      1.9375         1.125            .625            .1875
July 1 - September 30, 1997 .............      1.4375         1.1875           .1875           .0625
October 1 - December 31, 1997 ...........      1.4375          .625            .0625           .0625
January 1 - March 31, 1998 ..............      1.3125          .875              *               *
April 1- June 30, 1998 ..................      1.625          1.00               *               *
July 1 - September 30, 1998 .............      8.50           1.375              *               *
October 1 - December 31, 1998 ...........      7.125          1.5625             *               *
January 1 - March 31, 1999 ..............     20.25           6.25               *               *
April 1 - June 21, 1999 .................     50.00          18.0625             *               *


---------------

*  These warrants expired according to their terms on October 25, 1997.


     The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

     As of June 21, 1999, the Company estimates that its shares of common stock are held by approximately 3,100 beneficial holders.


ITEM 6.  SELECTED FINANCIAL DATA.

     See Summary of Financial Information for the years ended March 31, 1999, 1998, 1997, 1996 and 1995 on the following page:


                                                  WINFIELD CAPITAL CORP.

                                             SUMMARY OF FINANCIAL INFORMATION


                                                                               YEARS ENDED MARCH 31,
                                                      ----------------------------------------------------------------------
                                                          1999        1998             1997           1996         1995
                                                      -----------  -------------    -----------   -----------   ------------
STATEMENT OF OPERATIONS DATA
   Total investment income                            $   839,897   $  1,118,127    $ 1,436,957   $   599,537   $   290,972
   Total investment expenses                          $ 2,052,031   $  1,844,342    $ 1,731,499   $   995,985   $   674,903
   Net realized gains (losses) on disposition of
     investments                                      $   740,829   $  (184,206)    $    57,349   $    77,550   $  (26,926)
   Unrealized appreciation (depreciation)
     on loans and investments                         $25,323,076   $(1,074,053)    $   581,745   $ (133,195)   $ (120,000)
   Net income (loss)                                  $24,851,771   $(1,984,474)    $   344,552   $ (452,093)   $ (530,857)
   Earnings (loss) per share                          $      4.95   $      (.40)    $       .07   $     (.13)   $     (.90)
   Weighted average number of
     shares outstanding                                 5,023,361      5,023,361      5,023,361     3,484,630       591,608

OTHER OPERATING DATA
   Number of loans and other investments
     outstanding at end of period                              52             46             42            43            51
   Number of loans and other investments
     originated                                                13             16              7            3              3
   Principal amount of loans and other
     investments originated                           $ 9,420,696   $ 11,314,223    $ 3,959,335   $ 1,157,090   $   287,115
   Investment expenses as a percentage
     of average net assets                                   8.1%          19.5%          16.6%         19.3%        216.0%

BALANCE SHEET DATA
   Loans and investment portfolio
     including assets acquired in
     liquidation                                      $45,311,218   $ 13,364,711    $ 4,908,905   $ 3,977,593   $ 3,724,118
   Total assets                                       $50,128,912   $ 18,233,115    $20,748,682   $15,852,084   $ 4,448,322
   SBA debentures                                     $15,300,000   $  8,300,000    $ 8,900,000   $ 4,500,000   $ 3,750,000
   Common stock (including additional
     paid-in capital)                                 $ 9,264,680   $  9,492,599    $10,901,063   $10,901,063   $ 1,250,000
   Realized retained earnings (deficit)               $ (301,434)   $   (58,048)    $ (556,091)   $ (318,898)   $(1,019,450)
   Total shareholders' equity                         $33,477,319   $  8,625,548    $10,610,022   $10,265,470   $    47,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Years Ended March 31, 1999, 1998 and 1997

INVESTMENT INCOME

     Investment income decreased by $278,230 from $1,118,127 for the year ended March 31, 1998 to $839,897 for the year ended March 31, 1999, a decrease of 24.9%. This reflected principally $326,692 in decreased interest earned from temporarily invested funds as a result of the Company's investments originated (mostly non-income producing equity investments) and lower prevailing interest rates. This was partially offset by increases in other income of $12,843, reflecting higher earnings on commitment fees, interest from small business concerns of $23,258 and loan processing fees of $12,361.

     The Company's investment income decreased by $318,830 from $1,436,957 for the year ended March 31, 1997 to $1,118,127 for the year ended March 31, 1998, a decrease of 22.2%. This reflected principally $175,036 in decreased interest earned from temporarily invested funds as a result of the Company's investments originated (mostly non-income producing equity investments) and lower prevailing interest rates. There was also a decrease in earnings from loan processing fees and other income of $107,938 and $53,668, respectively, with the former reflecting the higher percentage of new equity versus loan investments. There are often no processing fees or commitment fees on equity investments.

INTEREST EXPENSE

     Interest expense increased by $62,229 from $814,309 for the year ended March 31, 1998 to $876,538 for the year ended March 31, 1999 due to the increased indebtedness of $7,000,000 to the SBA. Interest expense increased by $33,663 from $780,646 for the year ended March 31, 1997 to $814,309 for the year ended March 31,1998, due to the increased indebtedness of $5,000,000 to the SBA partially offset by the repayment of $600,000 to the SBA on September 1, 1997.

OPERATING EXPENSES

     The Company's operating expenses consist of employee compensation and benefits, rent, insurance, professional and consulting fees, marketing and investment solicitation expenses and losses on loans receivable and assets acquired in liquidation. The Company's operating expenses increased from $1,030,033 for the year ended March 31, 1998 to $1,175,493 for the year ended March 31, 1999, primarily as a result of an increase in professional fees of $152,200 and smaller increases in depreciation and amortization of $18,839, other operating costs of $7,405 and payroll and payroll related expenses of $4,145. These increases were partially offset by a decrease in general and administrative expenses of $37,129. The Company's operating expenses increased from $950,853 for the year ended March 31, 1997 to $1,030,033 for the year ended March 31, 1998, primarily as a result of increases in payroll and payroll related expenses of $51,450 and in professional fees of $36,135.

REALIZED GAINS OR LOSSES ON EQUITY INVESTMENTS

     The Company realizes gains or losses on its equity investments or rights to acquire equity investments upon the disposition or write-offs thereof. The realized gain for the year ended March 31, 1999 of $740,829 primarily reflected gains on equity securities of $1,213,016 principally offset by write-offs totaling $466,919 and lesser miscellaneous net participant payments of $5,268. The realized loss for the year ended March 31, 1998 of $184,206 included losses on assets acquired in liquidation, write-offs and write-downs totaling $289,570 partially offset by a gain on the sale of equity and other portfolio assets totaling $105,364.

UNREALIZED APPRECIATION OR DEPRECIATION OF LOANS AND INVESTMENTS.

     As an investment company, the Company evaluates its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments, but has no impact on net investment income. There was unrealized appreciation on loans and investments of $25,323,076 for the year ended March 31, 1999 (principally reflecting the market price of equity investments in two publicly traded portfolio companies) compared with unrealized depreciation of $1,074,053 for the year ended March 31, 1998 and unrealized appreciation of $581,745 for the year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1998, the Company paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of SBA guaranteed debentures through September 2002. During the year ended March 31, 1999, the Company drew down $7,000,000 of such debentures bearing an interest rate of 6.24% per annum.

     At March 31, 1999, the Company had cash and short-term bank money market investments totaling $3,427,719. Subsequent to March 31, 1999, the Company drew down an additional $3,000,000 of SBA debentures and received a proposal for a $5,000,000 line of credit from Imperial Bank. The Company believes that its cash and short-term investments, along with its remaining SBA funding commitment, possible use of a bank line of credit and its ability to sell certain of its publicly traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2000.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements and results of operations.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                PAGE
                                                                ----
Report of Independent Accountants ...........                   F-1
Balance Sheets ..............................                   F-2
Statements of Operations ....................                   F-3
Statements of Shareholders' Equity ..........                   F-4
Statements of Cash Flows ....................                   F-5
Financial Highlights (Per Share Data
   and Ratios/Supplemental Data) ............                   F-6
Notes to Financial Statements ...............      F-7 through F-18
Portfolio of Investments .................... F-19 through and F-23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  Financial Statements:

               See Item 8 of Part II hereof.

          (b) Financial Statement Schedules: The schedules specified under Regulation S-X are either included elsewhere in this Form 10-K, not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 1999.

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

            10(E)(2). Stock Option Agreement with Paul A. Perlin,
                      incorporated by reference to Exhibit 8(B) to the registrant's registration statement in SEC File No. 33-94322

              10(G). Employment Agreement with David Greenberg, incorporated by reference to Exhibit 9(C) to the registrant's registration statement in SEC File No. 33-94322.

              10(H). Lock-up Agreement with Officers and Directors,
                     incorporated by reference to Exhibit 9(D) to the registrant's registration statement in SEC File No. 33-94322.

              10(I). Employment Agreement with Paul A. Perlin, dated June 24,
                     1999 as of November 1, 1998.

              10(J). Employment Agreement with David Greenberg, dated June 24,
                     1999 as of November 1, 1998.

               11.  Statement of Computation of Earnings (Loss) Per Share.

               12. Letter of Joel Popkin & Company, P.C. to the Securities and Exchange Commission dated June 5, 1997, incorporated by reference to Item 7. (c) Exhibit 1 to the registrants's Current Report on Form 8-K dated June 5, 1997 in SEC File No. 33-94322.

               27.  Financial Data Schedule.


(d) No reports on Form 8-K were filed during the fourth quarter of the registrant's fiscal year ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WINFIELD CAPITAL CORP.


Dated:  June 25, 1999               By: /s/  PAUL A. PERLIN
                                        ----------------------------------------
                                             PAUL A. PERLIN
                                             CHAIRMAN OF THE BOARD


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  June 25, 1999               By: /s/ PAUL A. PERLIN
                                        ----------------------------------------
                                         PAUL A. PERLIN
                                         CHAIRMAN OF THE BOARD
                                         (CHIEF EXECUTIVE OFFICER) AND DIRECTOR


Dated:  June 25, 1999               By: /s/ R. SCOT PERLIN
                                        ---------------------------------------
`                                           R. SCOT PERLIN
                                            (CHIEF FINANCIAL OFFICER &
                                            CHIEF ACCOUNTING OFFICER) AND
                                            DIRECTOR


Dated:  June 25, 1999               By: /s/ DAVID GREENBERG
                                        ----------------------------------------
                                            DAVID GREENBERG
                                            MANAGING DIRECTOR AND DIRECTOR


Dated:  June 25, 1999               By: /s/ BRUCE A. KAUFMAN
                                        ----------------------------------------
                                            BRUCE A. KAUFMAN
                                            DIRECTOR


Dated:  June 25, 1999               By: /s/ JOEL I. BARAD
                                        ----------------------------------------
                                            JOEL I. BARAD
                                            DIRECTOR


Dated:  June 25, 1999               By: /s/ BARRY J. GORDON
                                        ----------------------------------------
                                            BARRY J. GORDON
                                            DIRECTOR


Dated:  June 25, 1999               By: /s/ ALLEN L. WEINGARTEN
                                        ---------------------------------------
                                            ALLEN L. WEINGARTEN
                                            DIRECTOR

                          INDEX TO FINANCIAL STATEMENTS

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                       PAGE
                                                                     ---------


Report of Independent Accountants                                      F-1

Balance Sheets
(At March 31, 1999 and 1998)                                           F-2

Statements of Operations
(For each of the three years in the period ended March 31, 1999)       F-3

Statements of Changes in Shareholders' Equity
(For each of the three years in the period ended March 31, 1999)       F-4

Statements of Cash Flows
(For each of the three years in the period ended March 31, 1999)       F-5

Financial Highlights                                                   F-6
  Per Share Data
  (For the years ended March 31, 1999 and 1998)
  Ratios/Supplemental Data
  (For the years ended March 31, 1999 and 1998)

Notes to Financial Statements                                        F-7-F-18

Portfolio of Investments                                             F-19-F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration):

We have audited the accompanying balance sheets of Winfield Capital Corp. as of March 31, 1999 and 1998, including portfolio of investments as of March 31, 1999 and 1998 and the related statements of operations, of changes in shareholders' equity and of cash flows for each of the three years in the period ended March 31, 1999 and the financial highlights for the periods indicated thereon. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the financial highlights are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of March 31, 1999 and 1998 by examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and the financial highlights referred to above present fairly, in all material respects, the financial position of Winfield Capital Corp. as of March 31, 1999 and March 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 and the financial highlights for the periods indicated thereon, in conformity with generally accepted accounting principles.


/s/PRICEWATERHOUSECOOPERS





New York, NY
June 11, 1999

                             WINFIELD CAPITAL CORP.

                                 BALANCE SHEETS


                                                                                         MARCH 31,
                                                                                ----------------------------
                                   ASSETS:                                          1999            1998
                                                                                ------------    ------------
Investments, at value:
 Loans and notes receivable (cost: $5,327,319 and $6,948,875,
  respectively)                                                                 $  5,134,357    $  6,598,875
 Equity interests in small business concerns (cost:  $14,342,312 and
  $5,758,404, respectively)                                                       39,954,775       6,051,901
 Assets acquired in liquidation (cost:  $1,127,514 and $1,466,435,
  respectively)                                                                      222,086         713,935
                                                                                ------------    ------------

    Total investments                                                             45,311,218      13,364,711

Cash                                                                               3,427,719         848,777
Short-term marketable securities                                                        --         3,462,587
Accrued interest receivable                                                          135,007         164,556
Receivable from broker                                                               782,624            --
Furniture and equipment (net of accumulated depreciation of $74,827
  and $68,250, respectively)                                                          12,797          18,615
Other assets (principally deferred debenture costs)                                  459,547         373,869
                                                                                ------------    ------------

   Total assets                                                                 $ 50,128,912    $ 18,233,115
                                                                                ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY:

Debentures payable to the U.S. Small Business Administration                    $ 15,300,000    $  8,300,000
Subordinated debentures payable                                                    1,024,340         983,502
Accrued expenses                                                                     302,958         279,162
Deferred income                                                                       24,295          44,903
                                                                                ------------    ------------

   Total liabilities                                                              16,651,593       9,607,567
                                                                                ------------    ------------

Commitments and contingencies (Note 7)

 Shareholders' equity:
 Preferred stock - .001 par value; Authorized - 1,000,000 shares Issued and outstanding - none
 Common stock - $.01 par value; Authorized - 10,000,000
  shares; Issued and outstanding - 5,023,361 shares at March 31, 1999
  and 1998                                                                            50,234          50,234
 Additional paid-in capital                                                        9,214,446       9,442,365
 Accumulated deficit (dated May 2, 1995)                                            (301,434)        (58,048)
 Unrealized appreciation (depreciation) on investments, net                       24,514,073        (809,003)
                                                                                ------------    ------------
   Total shareholders' equity                                                     33,477,319       8,625,548
                                                                                ------------    ------------

   Total liabilities and shareholders' equity                                   $ 50,128,912    $ 18,233,115
                                                                                ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                            STATEMENTS OF OPERATIONS

                                                                       MARCH 31,
                                                      --------------------------------------------
                                                          1999            1998            1997
                                                      ------------    ------------    ------------
Investment income:
 Interest from small business concerns                $    580,525    $    557,267    $    539,455
 Interest from invested idle funds                         193,139         519,831         694,867
 Loan processing fees                                       51,408          39,047         146,985
 Other income                                               14,825           1,982          55,650
                                                      ------------    ------------    ------------

   Total investment income                                 839,897       1,118,127       1,436,957
                                                      ------------    ------------    ------------

Expenses:
 Interest                                                  876,538         814,309         780,646
 Payroll and payroll related expenses                      530,285         526,140         474,690
 General and administrative expenses                       225,551         262,680         259,043
 Professional fees                                         341,624         189,424         153,289
 Depreciation and amortization                              48,610          29,771          19,933
 Other operating costs                                      29,423          22,018          43,898
                                                      ------------    ------------    ------------

   Total investment expenses                             2,052,031       1,844,342       1,731,499
                                                      ------------    ------------    ------------

   Investment loss - net                                (1,212,134)       (726,215)       (294,542)
                                                      ------------    ------------    ------------

Realized gain (loss) on investments                        740,829        (184,206)         57,349

Change in unrealized appreciation (depreciation) of
 investments                                            25,323,076      (1,074,053)        581,745
                                                      ------------    ------------    ------------

   Gain (loss) on investments, net                      26,063,905      (1,258,259)        639,094
                                                      ------------    ------------    ------------

   Net increase (decrease) in shareholders'
    equity resulting from operations                  $ 24,851,771    $ (1,984,474)   $    344,552
                                                      ============    ============    ============

Per share net increase (decrease) in shareholders' equity resulting from operations

  Basic                                               $       4.95    $      (0.40)   $       0.07
                                                      ============    ============    ============
  Diluted                                             $       4.54    $      (0.40)   $       0.07
                                                      ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                           ACCUMULATED (DEFICIT)
                                                                       ----------------------------    UNREALIZED
                                   COMMON STOCK            ADDITIONAL  UNDISTRIBUTED   NET UNDISTRI-  APPRECIATION
                            ----------------------------    PAID-IN    NET INVESTMENT BUTED REALIZED (DEPRECIATION) ON
                               SHARES          AMOUNT       CAPITAL        INCOME      GAIN/(LOSS)    INVESTMENTS-NET     TOTAL
                            ------------    ------------  ------------  ------------   ------------    ------------    ------------

Balance - April 1, 1996        5,023,361    $     50,234  $ 10,850,829  $   (318,898)                  $   (316,695)   $ 10,265,470

Net increase in
 shareholders'
 equity resulting
 from operations                                                            (237,193)                       581,745         344,552
                            ------------    ------------  ------------  ------------   ------------    ------------    ------------

Balance - March 31, 1997       5,023,361          50,234    10,850,829      (556,091)                       265,050      10,610,022

Net decrease in
 shareholders'
 equity resulting
 from operations                                                            (726,215)      (184,206)     (1,074,053)     (1,984,474)

Reclassification
 pursuant to SOP 93-2
 as described in Note 2                                     (1,408,464)    1,282,306        126,158
                            ------------    ------------  ------------  ------------   ------------    ------------    ------------

Balance - March 31, 1998       5,023,361          50,234     9,442,365             0        (58,048)       (809,003)      8,625,548

Net increase in
 shareholders'
 equity resulting
 from operations                                                          (1,212,134)       740,829      25,323,076      24,851,771

Reclassification
 pursuant to SOP 93-2
 as described in Note 2                                       (227,919)    1,211,148       (983,229)
                            ------------    ------------  ------------  ------------   ------------    ------------    ------------

Balance - March 31, 1999       5,023,361    $     50,234  $  9,214,446  $       (986)  $   (300,448)   $ 24,514,073    $ 33,477,319
                            ============    ============  ============  ============   ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MARCH 31,
                                                           --------------------------------------------
                                                               1999            1998            1997
                                                           ------------    ------------    ------------
Operating activities:
 Net increase (decrease) in shareholders' equity
  resulting from operations                                $ 24,851,771    $ (1,984,474)   $    344,552
 Adjustments to reconcile net increase (decrease)
  in shareholders' equity resulting from operations
  to net cash used in operating activities:
   Realized loss (gain) on investment                          (740,829)        184,206         (57,349)
   Dividend reinvested                                                             (159)
   Amortization of discount                                      40,838          40,837          40,837
   Change in unrealized (appreciation)
    depreciation on investments                             (25,323,076)      1,074,053        (581,745)
   Depreciation and amortization of fixed assets                  6,577           6,433           3,671
   Amortization of debenture costs                               70,762          52,067          45,016
   (Increase) decrease in accrued interest receivable            29,549         (92,468)          4,636
   Decrease in other assets                                      18,559          (6,724)            269
   Increase in deferred income                                  (20,608)         44,903
   Increase (decrease) in accrued expenses                       23,796         (16,833)        140,659
                                                           ------------    ------------    ------------
   Net cash used in operating activities                     (1,042,661)       (698,159)        (59,454)
                                                           ------------    ------------    ------------

Investing activities:
 Purchases of short-term marketable securities               (1,201,919)     (4,845,368)    (14,683,274)
 Proceeds from the maturity of short-term marketable
  securities                                                  4,664,506      13,491,055      10,706,149
 Cost of assets acquired in liquidation                          (6,500)
 Proceeds from sale of equity interests                         377,907         105,198         376,299
 Investments originated                                      (9,420,696)    (11,314,223)     (3,959,335)
 Proceeds from collection of loans                            2,187,485       1,508,598       3,290,817
 Acquisition of fixed assets                                       (759)        (13,199)         (6,199)
 Proceeds on sale of assets acquired in liquidation             196,579
 Decrease in funds held in escrow                                                               (24,450)
                                                           ------------    ------------    ------------

   Net cash used in investing activities                     (3,203,397)     (1,067,939)     (4,299,993)
                                                           ------------    ------------    ------------

Financing activities:
 Proceeds from debentures payable to the SBA                  7,000,000                       5,000,000
 Repayment of debentures payable to the SBA
  and bank note                                                                (600,000)       (605,000)
 Debenture costs paid                                          (175,000)       (100,000)       (131,250)
                                                           ------------    ------------    ------------
    Net cash provided by (used in) financing activities       6,825,000        (700,000)      4,263,750
                                                           ------------    ------------    ------------
    Increase (decrease) in cash                               2,578,942      (2,466,098)        (95,697)
    Cash - beginning of year                                    848,777       3,314,875       3,410,572
                                                           ------------    ------------    ------------
    Cash - end of year                                     $  3,427,719    $    848,777    $  3,314,875
                                                           ============    ============    ============
Supplemental disclosures of cash flow information:
 Cash paid for interest                                    $    799,521    $    749,723    $    589,663
                                                           ============    ============    ============
Supplemental schedule of non-cash
 investing and financing activities:
  Assets acquired in liquidation of loans                  $          0    $    688,809    $    317,885
                                                           ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                              FINANCIAL HIGHLIGHTS

                                                 YEARS ENDED MARCH 31,
                                              --------------------------
                                                  1999            1998
                                              -----------     ----------

PER SHARE OPERATING PERFORMANCE

Shareholders' equity, beginning of period     $      1.71     $     2.11
                                              -----------     ----------

Investment loss - net                               (0.24)         (0.15)

Net realized  and unrealized gain (loss)
 on investments                                      5.19          (0.25)
                                              -----------     ----------

Total from investment operations                     4.95          (0.40)
                                              -----------     ----------

Shareholders' equity, end of period           $      6.66     $     1.71
                                              ===========     ==========

Per share market value, end of period         $   20.1875     $   1.1875
                                              ===========     ==========

Shares outstanding, end of period               5,023,361      5,023,361
                                              ===========     ==========


RATIO/SUPPLEMENTAL DATA

Shareholders' equity, end of period           $33,477,319     $8,625,548

Ratio of investment expenses
  to average shareholders' equity                    8.12%         19.50%

Ratio of investment loss, net
  to average shareholders' equity                   (4.80%)        (7.68%)


    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                    Years ended March 31, 1999, 1998 and 1997


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

      The Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and make equity investments in, independently owned and operated business concerns that, in accordance with SBA Regulations, (i) do not have a net worth in excess of $18 million and do not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The Company invests in all kinds and classes of securities of portfolio companies, including, but not limited to, notes and bonds; straight, subordinated, convertible and income debentures; preferred stock; common stock; and options and warrants to purchase any of the foregoing. The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and will continue to be made, with the intention of having loans repaid within five years and equity investments liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a shorter or longer period.



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Valuation of Investments

      Securities that are traded on a securities exchange or the NASDAQ National Market System, which are not deemed to be restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date. A valuation discount is applied if the number of securities held is substantial in relation to the average daily trading volume.



                                    CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997


      The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 40%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement, size of position held and trading history of the portfolio company. In some cases, a discount of greater than 40% may be used based upon applicable factors including, but not limited to (by way of example): 1) whether the portfolio company will be financially solvent at the time such restricted securities become freely tradeable, 2) whether the Company has knowledge of material non-public information about the portfolio company which it is not at liberty to disclose in connection with its sale of the securities of such portfolio company and 3) the risk that the portfolio company's securities might be delisted from an exchange or automated trading market with published trading reports.

      Loans and other investments for which no public market exists are stated at "fair value" as determined in good faith by the Board of Directors.

      The carrying values of loans to small business concerns are based on the Board of Directors' evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business which anticipates the Company holding the loans to maturity and realizing the face value of the loans. The carrying value of loans normally corresponds to cost less amortized original issue discount, if any, unless adverse factors lead to a determination of value at a lower amount. In such instances, the Company records an increase in unrealized depreciation of investments to reduce the carrying value of such loans to a value, as determined by the Board of Directors.

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


                                    CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

      basis, management will consider, based on available information, the appropriateness of the continued accrual of interest and the carrying value of the loan.

      At March 31, 1999 and March 31, 1998, the investment portfolio included investments totaling $15,507,529 and $13,108,959, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

      At March 31, 1999, all investments were in small business concerns located in the United States of America.

      Realized and Unrealized Gain or Loss

      Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Directors' judgment have become permanently impaired, in whole or in part, are written off, and such amounts are reported as realized losses.

      All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

      Description of Loan Terms

      The Company's loans to small business concerns range up to approximately $2,000,000 in size, typically have a five-year maturity, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions.

      The loans bear interest at rates ranging from 7.5% to 18.0%, per annum. Interest is payable in monthly, quarterly, or semi-annual installments with principal payments payable either over the term of the loan or at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees. The Company seeks to maximize the difference, or "spread," between the rate at which it borrows funds from the SBA and the rate at which it lends these funds to small business concerns. Interest rates are subject to a cap determined by the SBA.

      The Company also participates in syndicated loans and equity investments.

      Assets Acquired in Liquidation

      Assets acquired in liquidation ("Liquidations") include those loan balances for which collateral in real estate and other assets have

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

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

      In order to maintain its RIC status, the Company must in general: a) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities b) meet investment diversification requirements defined by the Code and c) distribute to shareholders 90% of its net income (other than long-term capital gains).

      Pursuant to Statement of Position 93-2, "Determination, Disclosure, and Financial Statement Presentation of Income, Gain, and Return of Capital Distributions by Investment Companies," ("SOP 93-2"), the Company may periodically make reclassifications among certain of their capital accounts as a result of timing and characterization of certain income and capital gains distributions determined annually in accordance with federal tax regulation.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

      The reclassifications may result in reduction of capital. All reclassifications have been reflected on the statements of changes in shareholders' equity.

      At March 31, 1999 and 1998, the aggregate gross unrealized depreciation of investments was $1,098,390 and $1,102,500, respectively, and the aggregate gross unrealized appreciation of investments was $25,612,463 and $293,497, respectively, resulting in a net unrealized appreciation of $24,514,073 and a net unrealized depreciation of ($809,003), respectively.

      Stock Options

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's shares at the date of grant over the exercise price of the option granted. No compensation cost has been recognized in connection with the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" (see Note 8).

      Per Share Data

      The Company adopted SFAS No. 128 "Earnings Per Share" which supersedes Accounting Principles Board Opinion No. 15. Under SFAS No. 128, net increase (decrease) in shareholders' equity per share is computed by dividing net increase (decrease) in shareholders' equity by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

      Risks and Uncertainties

      Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, the Company is required to advise shareholders annually that the Company is engaged in a high risk business. Loans and other investments to small business concerns are extremely speculative. Most of such concerns are privately held. Even if a public market for the securities of such concerns exists, the loans and other securities purchased by the Company are often restricted against sale or other transfer for specified periods of time. Thus, such loans and other investments have little, if any, liquidity, and the Company must bear significantly larger risks, including possible losses on such investments, than would be the case with traditional investment companies. The market value of public securities may fluctuate significantly in response to several factors which are beyond the Company's control.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

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

      Newly Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 133 will not have a material impact on the financial statements.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Cash and Short-Term Marketable Securities

      The carrying amount reported in the balance sheet for cash and short-term marketable securities approximates fair value.

      Debentures payable to the U.S. Small Business Administration

      The carrying amount of the Company's debentures payable to the SBA approximates fair value.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997


4.    DEBENTURES PAYABLE TO THE U.S. SMALL BUSINESS ADMINISTRATION:

      Debentures payable to the SBA at March 31, 1999, with interest payable semi-annually, consist of the following:

                                                            INTEREST RATE
         AMOUNT                         DUE DATE             (PER ANNUM)
      ---------------                ---------------      -------------------

      $       300,000                    6/1/99                 8.950%
              450,000                    9/1/99                 8.800%
              300,000                    6/1/00                 9.300%
              900,000                    9/1/01                 8.330%
              750,000                    9/1/05                 6.875%
              600,000                    9/1/05                 6.875%
            5,000,000                    6/1/06                 7.710%
            3,000,000                    3/1/09                 6.240%
            4,000,000                    3/1/09                 6.240%
      ---------------

      $    15,300,000
      ===============

      Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In January 1998, the Company paid a non-refundable commitment fee of $100,000 to the Small Business Administration to reserve $10,000,000 of SBA Guaranteed Debentures through September 30, 2002. An additional fee of $175,000 has been deducted with the draw down in January 1999 of $7,000,000 of SBA Debentures.



5.    SUBORDINATED DEBENTURES:

      In October 1995, in conjunction with its public offering of common stock, the Company issued 6.5% subordinated debentures due in 2000 with warrants attached. The debentures are unsecured, have no sinking fund provision and are not issued under a trust agreement. At March 31, 1999 and 1998, the debentures are carried, net of unamortized discount, as follows:

                                                          1999         1998
                                                       ----------  -----------
         Face value of debentures                      $1,089,000  $ 1,089,000

         Less, unamortized discount                        64,660      105,498
                                                       ----------  -----------

                                                       $1,024,340  $   983,502
                                                       ==========  ===========

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

      The debentures have been discounted to yield an effective interest rate of 8.0%. The warrants issued in connection with the unit offering were valued at $.25 per warrant and expired on October 25, 1997.



6.    TRANSACTIONS WITH AFFILIATES:

      Mr. Stanley M. Pechman, the Company's former President, and Maple Investors, Inc., a corporation whose shares are held in trust for members of Stanley M. Pechman's family have on occasion participated with the Company in portfolio investments. During 1999, 1998 and 1997, Mr. Pechman and Maple Investors, Inc. were participants in loans of approximately $86,000, $88,000, and $93,000, respectively. During the year ended March 31, 1998, certain officers and directors of the Company acquired participations totaling $435,000 as part of a loan of $2,000,000 made to a portfolio company which was satisfied by year end; the Company and all the other participants received a beneficial interest in a warrant from such Company, and they exercised the warrant in the year ended March 31, 1999 and received common stock.



7.    COMMITMENTS:

      The Company has operating leases on real property expiring through November 30, 2002 with aggregate minimum rental commitments as follows:

        FISCAL
      YEAR ENDING                                             MARCH 31,
      -------------                                         --------------
         2000                                               $       38,625
         2001                                                       39,988
         2002                                                       41,406
         2003                                                       28,251
                                                            --------------

                                                            $      148,270
                                                            ==============

      Rent expense was $38,948, $35,579 and $38,274 for the years ended March 31, 1999, 1998 and 1997, respectively.


                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

8.    STOCK OPTION PLAN:

      In October 1995 and amended by shareholder vote in September 1997, the Company adopted the 1995 stock option plan (the "Plan") by which 1,250,000 shares of common stock were reserved pursuant to the Plan. Under the Plan, options intended to qualify as "incentive stock options" under Section 422 of the Code ("Qualified Options"), options not intended to qualify, stock appreciation rights ("SARs") and shares of Restricted Common Stock may be granted or issued.

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

      The Plan is administered by the Board of Directors. The Board of Directors will determine who is eligible to participate in the Plan and the number of shares, if any, on which options are to be granted, the SARs, if any, to be granted with respect to such options and the shares of restricted Common Stock, if any, to be issued, to eligible parties.

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

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

      The Plan will terminate when there have been granted shares of Common Stock and options on the total number of shares authorized by the Plan or by action of the Board of Directors, but in no event later than June 12, 2005. The authorized number of shares may be increased, and the Plan's date of termination may be extended, only by shareholder action.

      Stock option transactions are as follows:

                                         1999                       1998                       1997
                               -------------------------  -------------------------  -------------------------
                                 Shares       Average       Shares        Average      Shares        Average
                               -----------   -----------  -----------    ----------  -----------    ----------

Balance, April 1,               1,249,572          1.16       458,572     $    1.24       438,572   $     1.23

Granted                               --                      791,000          1.11        20,000         1.53

Expired                           (64,286)         1.16
                               ----------                 -----------                 -----------

Balance, March 31,              1,185,286          1.16     1,249,572          1.16       458,572         1.24
                               ==========                 ===========                 ===========

Options
  exercisable at March 31,      1,101,286          1.12       980,572          1.13       434,572         1.17
                               ==========                 ===========                 ===========

      The Company applied the intrinsic value based method permitted by SFAS 123 in accounting for its stock-based compensation plans and awards. Accordingly, no compensation expense has been recognized since the options were granted with exercise prices equal to the market value of the common stock on the date of grant. As of March 31, 1999 several options expired but no options have been exercised.

      Had the Company measured compensation expense under the fair value based method for the stock options granted in 1999, 1998 and 1997, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                              1999          1998         1997
                                          ------------  ------------  ----------

      Net income - as reported            $ 24,851,771  $ (1,984,474) $ 344,552
      Net income - pro forma              $ 24,851,771  $ (2,381,208) $ 332,435
      Net income per share - as reported  $      4.95   $       (.40) $     .07
      Net income per share - pro forma    $      4.95   $       (.47) $     .06

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants - expected volatility of 40%; risk-free interest rate of approximately 6.1%; and expected lives ranging from 3 to 6 years.

                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    Years ended March 31, 1999, 1998 and 1997

9.    CONCENTRATION OF CREDIT RISK:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash of $3,427,719 at March 31, 1999, invested with banks and which balances at times exceed insurable limits.



10.   EARNINGS (LOSS) PER COMMON SHARE:

      The reconciliation of basic and diluted earnings (loss) per common share computation is as follows:

                                                                 Years Ended March 31,
                                                         1999           1998         1997
                                                       ----------   ------------  ----------
Basic and diluted earnings (loss) per common share

Net earnings (loss) available for common stock
 equivalent shares deemed to have a dilutive effect   $24,851,771   $(1,984,474)  $  344,552
                                                       ==========   ===========   ==========

Earnings (loss) per common share
 Basic                                                 $     4.95   $     (0.40)  $     0.07
                                                       ==========   ===========   ==========
 Diluted                                               $     4.54   $     (0.40)  $     0.07
                                                       ==========   ===========   ==========

Shares used in computation:
 Basic
  Weighted average common shares                        5,023,361     5,023,361    5,023,361
                                                       ==========   ===========   ==========
 Diluted:
  Weighted average common shares                        5,023,361     5,023,361    5,023,361
                                                       ==========   ===========   ==========
  Common stock equivalents                                453,300       (A)          191,932
                                                       ----------   -----------   ----------

                                                        5,476,661     5,023,361    5,215,293
                                                       ==========   ===========   ==========


      (A) For the year ended March 31, 1998 the effect of exercising the outstanding stock options would have been antidilutive and, therefore, the use of common stock equivalent shares was not considered.


                                   CONTINUED

                             WINFIELD CAPITAL CORP.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years ended March 31, 1999, 1998 and 1997

11.   SUBSEQUENT EVENTS:

      Subsequent to March 31, 1999, the Company borrowed $3,000,000 from the SBA under the five year $10,000,000 commitment by the SBA (see Note 4).

      Subsequent to March 31, 1999, the Company made six new equity investments totaling approximately $2,544,000 (including $500,000 in Commerce One, Inc., $516,000 in Modacad, Inc., $750,000 in Bluestone Software, Inc., and $500,000 in Pseudo Programs, Inc.).

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1999

LOANS AND NOTES RECEIVABLES

                                                                  Loan                                              % of
                                                                Maturity   Interest                                 Total
            Company Name                      Industry            Date      Rate(%)        Cost         Value    Investments
-------------------------------------     -----------------     ---------- ----------  ------------ ------------ ------------

LOANS
Bob's Auto Body Shop (a)                  Auto Repairs          01-Mar-98      15.00   $    10,023  $    10,023     0.0%
Carpenito's Restaurant, Inc. (a)(d)       Restaurant            01-Feb-01      12.00       135,563      135,563     0.3%
D&S Diner Rte 7 Cobleskill Diner Corp.(b) Restaurant            16-Oct-00      16.25       130,982       80,982     0.2%
Diversified Development, LLC              Land Development      20-Jun-01      14.00       600,000      600,000     1.3%
Diversified Development, LLC              Land Development      20-Jun-01      16.00       430,000      430,000     0.9%
Francis A. Lee, Inc. (a)                  Construction          01-Sep-97      15.00        66,186       56,186     0.1%
H. Lockings Corp. (a)                     Food Service          19-Jul-95      16.25        33,016       33,016     0.1%
HPA Monon Corp.                           Trailer Manufacturer  15-May-02      12.00     2,000,000    2,000,000     4.4%
Improved Drinking Water & Pool Co. (a)    Swimming Pools        31-Dec-99      12.00        20,805       10,805     0.0%
Jerusalem Refrigeration Corp.             Refrigeration         01-May-00      15.50        24,725       24,725     0.1%
NAI Technologies, Inc. (d)                Computer Systems      15-Jan-01      12.00       400,000      400,000     0.9%
No-Name Deli/Grocery, Inc. (a)            Food Service          28-Jul-93      16.50       142,928       52,928     0.1%
Phone Management Enterprises, Inc.(a)     Communication         15-Aug-95       None        64,448       44,448     0.1%
Senior Housing Concepts                   Assisted Living       12-Mar-00      18.00       800,000      800,000     1.8%

NOTES RECEIVABLE
Barrier Motor Fuels, Inc. (d)             Gas Retailing         01-Apr-99      15.00       112,688      112,688     0.2%
Gabriel Lamanna                           Real Estate           01-Mar-04      11.50        80,681       80,681     0.2%
Gisante Realty Corp. (a)                  Real Estate           08-Mar-96      11.00        12,962            0     0.0%
957 South Elmora, Inc. (a)                Real Estate           01-Dec-04       7.50       103,280      103,280     0.2%
Vassar Development Corp.                  Real Estate           07-Apr-03      10.00       159,032      159,032     0.4%
                                                                                       ------------ ------------ ------------
  Total Loans and Notes Receivable                                                     $ 5,327,319  $ 5,134,357     11.3%
                                                                                       ============ ============ ============

(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon during the year

(c) foreclosed upon subsequent to year end

(d) repaid subsequent to year end

              See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1998

LOANS AND NOTES RECEIVABLES

                                                                  Loan                                               % of
                                                                Maturity   Interest                                  Total
            Company Name                      Industry            Date      Rate(%)        Cost          Value    Investments
-------------------------------------     -----------------     ---------- ----------  ------------  ------------ ------------

LOANS
Bob's Auto Body Shop (a)                  Auto Repairs          01-Mar-98         15.50  $     23,126  $    23,126       0.2%
Buona Pasta, Ltd. (d)                     Food Service          31-Mar-98         12.00        57,775       57,775       0.4%
Carpenito's Restaurant, Inc. (a)          Restaurant            01-Feb-01         12.00       149,382      119,382       0.9%
Cyberian Outpost Inc. (d)                 On-line Computer
                                          Retailer              31-Oct-98         12.50       750,000      750,000       5.6%
DIA Annapolitan Senior Living, LLC (d)    Assisted Living       28-Oct-98         16.00       600,000      600,000       4.5%
DIA Odenton Senior Living, LLC (d)        Assisted Living       10-Aug-98         12.00       330,000      330,000       2.5%
D&S Diner Rte 7 Cobleskill Diner Corp.    Restaurant            16-Oct-00         16.25        96,371       96,371       0.7%
Diversified Development, LLC              Land Development      20-Jun-01         14.00       600,000      600,000       4.5%
Diversified Development, LLC              Land Development      20-Jun-01         16.00       430,000      430,000       3.2%
Fishmarket Inn, Inc. (a)                  Restaurant            01-May-93         15.75       147,746       32,746       0.2%
Francis A. Lee, Inc. (a)                  Construction          01-Sep-97         15.00        63,071       63,071       0.5%
Global Network Communications, Inc.(a)    Communication         01-Jun-99         13.50        37,847       37,847       0.2%
H. Lockings Corp. (a)                     Food Service          19-Jul-95         16.25        40,145       40,145       0.3%
HPA Monon Corp.                           Trailer Manufacturer  15-May-02         12.00     2,000,000    2,000,000       15.0%
Improved Drinking Water & Pool Co. (a)    Swimming Pools        31-Dec-99         12.00        21,555       11,555       0.1%
Jerusalem Refrigeration Corp.             Refrigeration         01-May-00         15.50        42,668       42,668       0.3%
NAI Technologies, Inc.                    Computer Systems      15-Jan-01         12.00       400,000      400,000       3.0%
No-Name Deli/Grocery, Inc. (a)            Food Service          28-Jul-93         16.50       138,036       63,036       0.5%
Phone Management Enterprises, Inc.(a)     Communication         15-Aug-95          None        67,506       47,506       0.4%
Schiattin Realty Corp. (a)                Construction          15-Oct-92         16.00       120,949       20,949       0.2%

NOTES RECEIVABLE
Barrier Motor Fuels, Inc.                 Gas Retailing         01-Aug-99         15.00       119,304      119,304       0.9%
Courtney Properties (d)                   Real Estate           01-Dec-00         10.00       330,000      330,000       2.5%
Gabriel Lamanna                           Real Estate           01-Apr-04         11.50        91,086       91,086       0.7%
Gisante Realty Corp. (a)                  Real Estate           08-Mar-96         11.00        12,962       12,962       0.1%
957 South Elmora, Inc.                    Real Estate           01-Dec-04          7.50       115,314      115,314       0.8%
Vassar Development Corp.                  Real Estate           07-Apr-03         10.00       164,032      164,032       1.2%
                                                                                         ------------- ------------  --------------
  Total Loans and Notes Receivable                                                       $  6,948,875  $ 6,598,875       49.4%
                                                                                         ============= ============  ==============

(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon during the year

(c) foreclosed upon subsequent to year end

(d) repaid subsequent to year end

              See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1999


EQUITY INTERESTS



          Company Name                         Industry                             Number of Shares
----------------------------------       ----------------------      ------------------------------------------------

Alliance National, Inc.                  Office Rental               65,000 Shares, Unregistered Common Stock

Commerce One, Inc.                       Enterprise                  258,005 Shares, Unregistered Series D
                                         Procurement Software        Preferred Stock

Cool Zone, Inc.                          Cooling Systems             40,000 Shares, Unregistered Common Stock

Creative Foods, Inc.                     Specialty Baking            Warrant to Purchase Common Stock
(formerly Desserts & Cafes, Inc.)

Cyberian Outpost, Inc. (b)               On-Line Computer            466,330 Shares, Unregistered Common Stock
                                         Retailer                    (from Series B Preferred Stock)
                                                                     375,000 Shares, Unregistered Common Stock
                                                                     (from Series C Preferred Stock)
                                                                     489,130 Shares, Unregistered Series B
                                                                     Common Stock (from Series B Preferred)
                                                                     79,395 shares of Unregistered Common Stock
                                                                     (from exercise of warrants)

Diversified Development, LLC.            Land Development            Warrant to Purchase Common Stock

Dowling, Residences LLC.                 Dormitory                   Preferred Return Units
                                         Management

DRS Technologies, Inc. (b)               Computer Systems            Warrant to purchase 25,000 shares of Common Stock
(bought NAI Technologies, Inc.)                                      (from exchange of NAI Technologies, Inc. warrant)


HPA Monon Corp.                          Trailer Manufacturer        625,000 Shares, Unregistered Convertible
                                                                     Preferred Stock

Improved Drinking Water                  Swimming Pools              12.75% Preferred Stock, convertible
   & Pool Co.                                                        into Common Stock

Independence Brewing                     Brewing                     949,941 Shares, Restricted Common Stock
   Company (b)

Internet Gift Registries, Inc.           On-line Gift Registry       50,000 Shares, Series B Preferred Stock
                                                                     Warrant to purchase 60,000 shares of common stock

Juno Online Services, Inc. (a)           Internet Service and        261,846 Unregistered Common Stock shares
                                         E-mail Provider             (from Series B Preferred Stock)

Mpath Interactive, Inc. (a)              Manages and owns            227,273 Shares Unregistered Common Stock (from
                                         On-Line Communities         Series E Preferred Stock)

NAI Technologies, Inc.                   Computer Systems            Convertible Note into 200,000 Shares of
(bought by DRS Technologies, Inc.)                                   Common Stock

New York Restaurant                      Owns and Manages            16,920 Shares, Unregistered Series A
   Group, Inc.                           Restaurants                 Preferred Stock

Panebello USA                            Specialty Baking            20.1943% of Class A equity
                                                                     (subordinated to Class B equity)

PNV. Net, Inc.                           In-Cab Cable TV             93,750 Shares, Unregistered Series C
(formerly Park N'View Inc.)              and Phone Service           Preferred Stock

Prio, Inc. (formerly SaveSmart, Inc.)    On-line promotions          116,279 Shares, Unregistered Series F
                                         and incentives              Preferred Stock

RoweCom Inc. (a)(b)                      Intranet Knowledge          153,676 Shares, Unregistered Common Stock
                                         Subscriptions               (from Series C Preferred Stock)

SynQuest, Inc.                           Enterprise                  40,300 Shares, Unregistered Series G
                                         Optimization Software       Preferred Stock

TeraStor Corporation                     Data Storage                485,437 Shares, Unregistered Series E
                                         Technology                  Preferred Stock

Vivid Semiconductor, Inc.                Semi-Conductor              440,000 Shares, Unregistered Series E
                                         Manufacturer                Preferred Stock
                                                                     79,366 Shares, Unregistered Series F-1
                                                                     Preferred Stock

WorldGate                                On-Line Access              93,897 Shares Unregistered Common Stock (from
   Communications, Inc. (a)              VIA TV                      Series B Preferred Stock)


   Total Equity Interests



                                           Cost or                              % of
                                         Contributed                           Total
          Company Name                       Value            Value         Investments
----------------------------------     ---------------   ----------------  ---------------

Alliance National, Inc.                $                 $        58,500             0.1%

Commerce One, Inc.                             900,000           900,000             2.0%


Cool Zone, Inc.                                200,000           100,000             0.2%

Creative Foods, Inc.                                               4,847             0.0%
(formerly Desserts & Cafes, Inc.)

Cyberian Outpost, Inc. (b)                     715,040         8,289,016            18.3%

                                             1,000,000         6,665,625            14.7%

Cyberian Outpost, Inc.                         750,000         8,694,286            19.2%

                                               254,930         1,411,246             3.1%


Diversified Development, LLC.

Dowling, Residences LLC.                       250,325           250,325             0.6%


DRS Technologies, Inc. (b)
(bought NAI Technologies, Inc.)


HPA Monon Corp.


Improved Drinking Water                         25,000
   & Pool Co.

Independence Brewing                             4,755            45,787             0.1%
   Company (b)

Internet Gift Registries, Inc.                 500,000           500,000             1.1%

Juno Online Services, Inc. (a)               1,678,711         1,678,711             3.7%


Mpath Interactive, Inc. (a)                  1,500,001         1,500,001             3.3%


NAI Technologies, Inc.
(bought by DRS Technologies, Inc.)

New York Restaurant                            163,278           163,278             0.4%
   Group, Inc.

Panebello USA


PNV. Net, Inc.                                 750,000           750,000             1.7%
(formerly Park N'View Inc.)

Prio, Inc. (formerly SaveSmart, Inc.)          500,000           500,000             1.1%


RoweCom, Inc. (a)(b)                         1,500,000         4,692,881            10.4%


SynQuest, Inc.                                 250,263           250,263             0.6%


TeraStor Corporation                           500,000           500,000             1.1%


Vivid Semiconductor, Inc.                    1,650,000         1,386,000             3.0%

                                               250,003           250,003             0.6%


WorldGate                                    1,000,006         1,364,006             2.9%
   Communications, Inc. (a)
                                       ----------------  ----------------  ---------------

   Total Equity Interests              $    14,342,312   $    39,954,775            88.2%
                                       ================  ================  ===============

(a) Share numbers have been updated to reflect conversions and splits subsequent to March 31, 1999
(b) Publicly traded at March 31, 1999

             See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 1998


EQUITY INTERESTS

                                                                                  Cost or                       % of
                                                                                Contributed                    Total
      Company Name             Industry              Number of Shares              Value         Value      Investments
-------------------------- ----------------- --------------------------------- ---------------------------- -------------

Alliance National, Inc.    Office Rental     65,000 Shares, Unregistered                        $   58,500          0.4%
                                             Common Stock

Cool Zone, Inc.            Cooling Systems   40,000 Shares, Unregistered       $     200,000    $  200,000          1.5%
                                             Common Stock

Creative Foods, Inc.       Specialty         Warrant to Purchase Common                              9,000          0.1%
 (formerly Desserts        Baking            Stock
 & Cafes, Inc.)

Cyberian Outpost, Inc.     On-Line Computer  155,443.47 Shares, Unregistered         715,040       715,040          5.4%
                           Retailer          Preferred Series B Stock
                                             125,000 Shares, Unregistered          1,000,000     1,000,000          7.5%
                                             Preferred Series C Stock
                                             Warrant to Purchase 44,687.50
                                             shares of Unregistered Common
                                             Stock

Diversified Development,   Land              Warrant to Purchase Common
 LLC.                      Development       Stock

Dowling Residences,        Dormitory         Preferred Return Units                  250,325       250,325          1.9%
 LLC.                      Management

HPA Monon Corp.            Trailer           625,000 Shares, Unregistered
                           Manufacturer      convertible Preferred Stock

Improved Drinking Water    Swimming Pools    12.75% Preferred Stock                   25,000
 & Pool Co.                                  convertible into Common Stock

Independence Brewing       Brewing           949,941 Shares, Restricted                4,755        55,752          0.4%
 Company (b)                                 Common Stock

NAI Technologies, Inc. (b) Computer          Convertible Note into 200,000 Shares                  200,000          1.5%
                           Systems           of Common Stock, Warrant to
                                             Purchase 100,000 Shares of
                                             Common Stock

New York Restaurant        Owns and          16,920 Shares, Unregistered             163,278       163,278          1.2%
 Group, Inc.               Manages           Series A Preferred Stock
                           Restaurants

Panebello USA              Specialty         20.1943% of Class A equity
                           Baking            (subordinated to Class B equity)

Park N'View, Inc.          In-Cab Cable      93,750 Shares, Unregistered             750,000       750,000          5.6%
                           TV and Phone      Series C Preferred Stock
                           Service

Vivid Semiconductor, Inc.  Semi-Conductor    440,000 Shares, Unregistered          1,650,000     1,650,000         12.3%
                           Manufacturer      Series E Preferred Stock

WorldGate                  On-Line Access    140,846 Shares, Unregistered          1,000,006     1,000,006          7.5%
 Communications, Inc.      via TV            Series B Preferred Stock
                                                                               -------------- ------------- -------------

   Total Equity Interests                                                      $   5,758,404  $  6,051,901         45.3%
                                                                               ============== ============= =============

(b) Publicly traded at March 31, 1998


             See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                             MARCH 31, 1999 AND 1998


ASSETS ACQUIRED IN LIQUIDATION

                                                                 March 31, 1999
                                              ----------------------------------------------------
                                                                                     % of Total
Company Name                                       Cost                Value         Investments
------------------------------------------    ---------------     ---------------  ---------------

Maypat Realty Corp.                           $       162,063     $        77,063             0.2%
Panebello USA                                         802,928                   0             0.0%
The Partition Corp.                                   137,816             137,816             0.3%
Suburban Enterprises, Inc.                             24,707               7,207             0.0%
                                              ---------------     ---------------  ---------------
   Total Assets Acquired in Liquidation       $     1,127,514     $       222,086             0.5%
                                              ===============     ===============  ===============






                                                                March 31, 1998
                                              ----------------------------------------------------
                                                                                     % of Total
Company Name                                       Cost                Value         Investments
------------------------------------------    ---------------     ---------------  ---------------

Bashert Enterprises, Inc.                     $       208,197     $       158,197             1.1%
Hall Diner                                            104,907              19,907             0.1%
Keystone Terminal Operating Corp.                      32,317              17,317             0.1%
Maypat Realty Corp.                                   162,063              77,063             0.6%
Panebello USA                                         802,928             302,928             2.3%
The Partition Corp.                                   131,317             131,317             1.0%
Suburban Enterprises, Inc.                             24,706               7,206             0.1%
                                              ---------------     ---------------  ---------------
   Total Assets Acquired in Liquidation       $     1,466,435     $       713,935             5.3%
                                              ===============     ===============  ===============

             See accompanying notes to the financial statements.