Form 10-Q
period 1999-06-30
WINFIELD CAPITAL CORP
filed 1999-08-05
CIK 936404

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

                  For the quarterly period ended JUNE 30, 1999


                                       OR


     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


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


Registrant had 5,255,994 shares of common stock outstanding as of June 30, 1999.


                        This report consists of 10 pages

================================================================================

                           FORM 10-Q QUARTERLY REPORT

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION
    Condensed Statements of Operations --
      Three Months ended June 30, 1999 and 1998 ........................    3

    Condensed Balance Sheets -- as of
      June 30, 1999 and March 31, 1999 .................................   4-5

    Condensed Statements of Cash Flows --
      Three Months Ended June 30, 1999
      and 1998 .........................................................    6

    Notes to Condensed Financial Statements ............................    7

    Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations ....................................................   8-9

PART II -- OTHER INFORMATION ...........................................   10

                                  WINFIELD CAPITAL CORP.

                            CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
Investment income
    Interest from small business concerns ................   $    147,993    $    130,280
    Interest from invested idle funds ....................         33,092          58,389
    Other income .........................................         23,512          42,256
                                                             ------------    ------------
             Total investment income .....................        204,597         230,925
                                                             ------------    ------------

Expenses
    Interest .............................................        315,458         196,392
    Payroll and payroll related expenses .................        155,241         123,963
    General and administrative expenses ..................         71,907          68,180
    Other operating expenses .............................        115,395          85,321
                                                             ------------    ------------
             Total investment expenses ...................        658,001         473,856
                                                             ------------    ------------
             Investment loss -- net ......................       (453,404)       (242,931)
Realized loss on investment ..............................           --            (4,914)
Change in unrealized appreciation of
    investments ..........................................     (5,897,805)     10,288,332
                                                             ------------    ------------
             Net (decrease) increase in shareholders'
               equity resulting from operations ..........   ($ 6,351,209)   $ 10,040,487
                                                             ============    ============
Per share net (decrease) increase in shareholders'
    equity resulting from operations
Basic ....................................................   ($      1.23)   $       2.00
                                                             ============    ============
Diluted ..................................................   ($      1.23)   $       1.95
                                                             ============    ============

              The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                       June 30,        March 31,
                                                         1999            1999
                                                     -----------     -----------
Loans and investments
    Loans and notes receivable .................     $ 4,391,615     $ 5,134,357
    Equity interests in small business
      concerns .................................      36,601,200      39,954,775
    Assets acquired in liquidation .............         222,086         222,086
                                                     -----------     -----------
                  Total investments ............      41,214,901      45,311,218

Cash ...........................................       4,985,898       3,427,719
Accrued interest receivable ....................         108,494         135,007
Receivable from broker .........................            --           782,624
Furniture and equipment (net of
    accumulated depreciation of
    $75,963 at June 30, 1999
    and $74,827 at March 31, 1999) .............          11,661          12,797
Other assets ...................................         496,228         459,547
                                                     -----------     -----------
                  Total assets .................     $46,817,182     $50,128,912
                                                     ===========     ===========


         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       June 30,       March 31,
                                                         1999            1999
                                                     -----------     -----------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration ..................     $18,000,000     $15,300,000
    Subordinated debentures payable ............       1,034,549       1,024,340
    Accrued expenses ...........................         378,926         302,958
    Deferred income ............................          19,374          24,295
                                                     -----------     -----------
              Total liabilities ................      19,432,849      16,651,593
                                                     -----------     -----------
Commitments and contingencies

Shareholders' equity
    Preferred stock -- $.001 par value;
      Authorized 1,000,000 shares
      Issued and outstanding -- none
    Common stock -- $.01 par value;
      Authorized -- 10,000,000 shares;
      Issued and outstanding -- 5,255,994
      at June 30, 1999 and 5,023,361
      at March 31, 1999 ........................          52,560          50,234
    Additional paid-in capital .................       9,470,343       9,214,446
    Accumulated earnings .......................      17,861,430      24 212,639
                                                     -----------     -----------
              Total shareholders' equity .......      27,384,333      33,477,319
                                                     -----------     -----------
              Total liabilities and
                shareholders' equity ...........     $46,817,182     $50,128,912
                                                     ===========     ===========


         The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                        June 30,
                                                             ----------------------------
                                                                 1999            1998
                                                             -----------     ------------
Operating activities
    Net (decrease) increase in shareholders'
        equity resulting from operations ...............    ($ 6,351,209)    $ 10,040,487
    Adjustments to reconcile net (decrease)
        increase in shareholders' equity
        resulting from operations to net cash
        provided by (used in) operating activities
    Amortization of deferred income ....................          (4,921)         (16,225)
    Amortization of discount ...........................          10,209           10,210
    Change in unrealized depreciation
        (appreciation) on investments ..................       5,897,805      (10,288,332)
    Loss on investments ................................            --              4,914
    Depreciation and amortization of
        fixed assets ...................................           1,136            1,578
    Amortization of debenture costs ....................          19,382           12,970
    (Increase) decrease in
        Receivable from broker .........................         782,624             --
        Accrued interest receivable ....................          26,513           34,221
        Other assets ...................................         (56,063)          21,277
    Increase (decrease) in accrued expenses ............          75,968          (33,934)
                                                            ------------     ------------
Net cash provided by (used in) operating
    activities .........................................         401,444         (212,834)
                                                            ------------     ------------
Investing activities
    Short term marketable securities - net .............            --            479,356
    Investments originated .............................      (2,544,234)         (41,493)
    Proceeds from collection of loans ..................         742,746          504,339
                                                            ------------     ------------
    Net cash (used in) provided by investing
        activities .....................................      (1,801,488)         942,202
                                                            ------------     ------------
Financing activities
    Proceeds from debentures payable to SBA ............       3,000,000             --
    Repayment of debentures payable to SBA .............        (300,000)            --
    Exercise of stock options ..........................         258,223             --
                                                            ------------     ------------
Net cash provided by financing activities ..............       2,958,223             --
                                                            ------------     ------------
Increase in cash .......................................       1,558,179          729,368
Cash -- beginning of period ............................       3,427,719          848,777
                                                            ------------     ------------
Cash -- end of period ..................................    $  4,985,898     $  1,578,145
                                                            ============     ============


              The accompanying notes are an integral part of this statement.

                             WINFIELD CAPITAL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE -- 1 INTERIM FINANCIAL STATEMENTS

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE -- 2 EARNINGS (LOSS) PER COMMON SHARE:

          The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:

                                                          Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                         1999            1998
                                                      ----------     -----------
          Net (loss) earnings available for
            common stock equivalent shares
            deemed to have a dilutive effect         ($6,351,209)    $10,040,487
                                                      ==========     ===========
          (Loss) earnings per common share
            Basic                                    ($     1.23)    $      2.00
                                                      ==========     ===========
            Diluted                                  ($     1.23)    $      1.95
                                                      ==========     ===========
          Shares used in computation:
            Basic:
               Weighted average common shares          5,166,669       5,023,361
                                                      ==========     ===========
            Diluted:
               Weighted average common shares          5,166,669       5,023,361
               Common stock equivalents                    A             134,735
                                                      ----------     -----------
                                                       5,166,669       5,158,096
                                                      ==========     ===========

----------

(A) For the three months ended June 30, 1999 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

INVESTMENT INCOME

Investment income decreased from $230,925 for the three month period ended June 30, 1998 to $204,597 for the same period ended June 30, 1999. This primarily reflected $25,297 in decreased earnings from invested idle funds due to the increased investment activity in fiscal 1999. There was also an increase of $17,713 in interest earned from the Company's investment portfolio due to new loans generated in fiscal 1999. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $18,744.

INTEREST EXPENSE

Interest expense increased from $196,392 for the three months ended June 30, 1998 to $315,458 for the same period ended June 30, 1999 due to additional net borrowings of $9,700,000 from the Small Business Administration (the "SBA").

OPERATING EXPENSES

The Company's operating expenses increased from $277,464 for the three months ended June 30, 1998 to $342,543 for the three months ended June 30, 1999. Payroll and payroll related expenses increased by $31,278. Professional fees increased by $8,667, stock record costs and financial printing increased by $8,514, amortization of finance costs increased by $6,412 and increases in other expenses were offset by a decrease of $7,297 in appraisal costs.

REALIZED LOSS ON DISPOSITION OF INVESTMENTS

The Company realized a loss of $4,914 on the disposition of one of its investments in fiscal 1998. There was no realized loss in fiscal 1999.

                             WINFIELD CAPITAL CORP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN UNREALIZED APPRECIATION OF INVESTMENTS

There was a decrease in unrealized appreciation of investments of $5,897,805 for the three months ended June 30, 1999 compared to an unrealized appreciation of $10,288,332 for the same period ended June 30, 1998, principally related to the decline in market price of two publicly traded portfolio securities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had cash totaling $4,985,898 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash at June 30, 1999 will be adequate to meet both its working capital needs and short-term investment opportunities. Given the current pace of investment opportunities, the Company may seek additional funds through borrowings or sale of equity securities.

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

                             WINFIELD CAPITAL CORP.

                          PART II -- OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBIT INDEX

               None.

          b.   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the first
               quarter of the registrant's fiscal year ended March 31,
               2000


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


Dated: August 6, 1999