Form 10-Q
period 1999-09-30
WINFIELD CAPITAL CORP
filed 1999-11-12
CIK 936404

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

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________to _________________

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

                                 Yes [X] No. [ ]

Registrant had 5,346,084 shares of common stock outstanding as of September 30, 1999.

================================================================================

                        This report consists of 14 pages

                           Form 10-Q Quarterly Report

INDEX

Part I - Financial Information                                       Page No.
                                                                     --------

         Condensed Statements of Operations - Six and
           Three Months ended September 30, 1999 and 1998               3-4

         Condensed Balance Sheets - as of
           September 30, 1999 and March 31, 1999                        5-6

         Condensed Statements of Cash Flows -
           Six Months Ended September 30, 1999
           and 1998                                                      7

         Notes to Condensed Financial Statements                        8-9

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                               10-13

Part II - Other Information                                              14

                                     WINFIELD CAPITAL CORP.
                               CONDENSED STATEMENTS OF OPERATIONS

                               ==================================

                                                                         Six Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -----------      -----------
Investment income
    Interest from small business concerns                         $   264,104      $   234,985
    Interest from invested idle funds                                  67,536          115,476
    Other income                                                       38,092           75,989
                                                                  -----------      -----------

             Total investment income                                  369,732          426,450
                                                                  -----------      -----------

Expenses
    Interest                                                          722,625          394,340
    Payroll and payroll related expenses                              316,160          240,227
    General and administrative expenses                               136,702          138,058
    Other operating expenses                                          331,990          188,726
                                                                  -----------      -----------

             Total investment expenses                              1,507,477          961,351
                                                                  -----------      -----------

             Investment loss - net                                 (1,137,745)        (534,901)

Realized gain (loss) on investments                                    40,954          (12,689)
Change in unrealized appreciation of
    investments                                                    (1,478,913)       7,934,523
                                                                  -----------      -----------

             Net (decrease) increase in shareholders'
               equity resulting from operations                   ($2,575,704)     $ 7,386,933
                                                                  ===========      ===========

Per share net (decrease) increase in shareholders' equity resulting from operations

Basic                                                                   ($.49)           $1.47
                                                                  ===========      ===========

Diluted                                                                 ($.49)           $1.45
                                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 WINFIELD CAPITAL CORP.
                           CONDENSED STATEMENTS OF OPERATIONS

                           ==================================

                                                               Three Months Ended
                                                                 September 30,
                                                          ----------------------------
                                                             1999             1998
                                                          -----------      -----------
Investment income
    Interest from small business concerns                 $   116,111      $   104,705
    Interest from invested idle funds                          34,444           57,087
    Other income                                               14,580           33,733
                                                          -----------      -----------

             Total investment income                          165,135          195,525
                                                          -----------      -----------

Expenses
    Interest                                                  407,167          197,948
    Payroll and payroll related expenses                      160,919          116,264
    General and administrative expenses                        64,795           69,878
    Other operating expenses                                  216,595          103,405
                                                          -----------      -----------

             Total investment expenses                        849,476          487,495
                                                          -----------      -----------

             Investment loss - net                           (684,341)        (291,970)

Realized gain (loss) on investments                            40,954           (7,775)
Change in unrealized appreciation of
    investments                                             4,418,892       (2,353,809)
                                                          -----------      -----------

             Net increase (decrease) in shareholders'
               equity resulting from operations           $ 3,775,505      ($2,653,554)
                                                          ===========      ===========

Per share net increase (decrease) in shareholders' equity resulting from operations

Basic                                                            $.72            ($.53)
                                                          ===========      ===========

Diluted                                                          $.63            ($.53)
                                                          ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            ========================

                                     ASSETS


                                           September 30,     March 31,
                                               1999           1999
                                           -----------     -----------
Loans and investments
    Loans and notes receivable             $ 4,354,646     $ 5,134,357

    Equity interests in small business
      concerns                              43,030,803      39,954,775

    Assets acquired in liquidation             222,086         222,086
                                           -----------     -----------

                  Total investments         47,607,535      45,311,218

Cash                                         2,020,099       3,427,719

Accrued interest receivable                     91,509         135,007
Receivable from broker                            --           782,624

Furniture and equipment (net of
    accumulated depreciation of
    $77,098 at September 30, 1999
    and $74,827 at March 31, 1999)              10,526          12,797

Other assets                                   460,995         459,547
                                           -----------     -----------

                  Total assets             $50,190,664     $50,128,912
                                           ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            ========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                September 30,      March 31,
                                                    1999             1999
                                                 -----------     -----------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                    $17,550,000     $15,300,000

    Subordinated debentures payable                1,044,759       1,024,340

    Accrued expenses                                 321,614         302,958

    Deferred income                                   14,453          24,295
                                                 -----------     -----------

                  Total liabilities               18,930,826      16,651,593
                                                 -----------     -----------

Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none

    Common stock - $.01 par value;
      Authorized - 10,000,000 shares;
      Issued and outstanding - 5,346,084
        at September 30, 1999 and 5,023,361
        at March 31, 1999                             53,461          50,234
    Additional paid-in capital                     9,569,442       9,214,446
    Accumulated earnings                          21,636,935      24,212,639
                                                 -----------     -----------

                  Total shareholders' equity      31,259,838      33,477,319
                                                 -----------     -----------

                  Total liabilities and
                    shareholders' equity         $50,190,664     $50,128,912
                                                 ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                       ==================================

                                                       Six Months Ended
                                                         September 30,
                                                  ----------------------------
                                                     1999             1998
                                                  -----------      -----------
Operating activities
    Net (decrease) increase in shareholders'
        equity resulting from operations          ($2,575,704)     $ 7,386,933
    Adjustments to reconcile net (decrease)
        increase in shareholders' equity
        resulting from operations to net cash
        (used in) operating activities
    Amortization of deferred income                    (9,842)         (29,973)
    Amortization of debenture costs                    20,419           20,419
    Change in unrealized depreciation
        (appreciation) on investments               1,478,913       (7,934,523)
    Realized (gain) loss on investments               (40,954)          12,689
    Depreciation and amortization                       2,271           14,732
    Amortization of bond expenses                      14,365           14,365
    (Increase) decrease in:
      Receivable from broker                          782,624             --
      Accrued interest receivable                      43,498           21,679
      Other assets                                    (15,813)          37,266
    Increase in accrued expenses                       18,656           28,145
                                                  -----------      -----------

Net cash (used in) operating activities              (281,567)        (428,268)
                                                  -----------      -----------

Investing activities
    Short term marketable securities - net               --          2,233,433
    Investments originated                         (4,574,139)      (1,201,407)
    Proceeds from collection of loans                 839,863          924,160
                                                  -----------      -----------

    Net cash (used in) provided by investing
        activities                                 (3,734,276)       1,956,186
                                                  -----------      -----------

Financing activities
    Exercise of stock options                         358,223             --
    Proceeds from debentures payable to the SBA     3,000,000             --
    Repayment of debentures payable to the
        SBA                                          (750,000)            --
                                                  -----------      -----------


Net cash provided by financing activities           2,608,223             --
                                                  -----------      -----------

(Decrease) increase in cash                        (1,407,620)       1,527,918

Cash - beginning of period                          3,427,719          848,777
                                                  -----------      -----------

Cash - end of period                              $ 2,020,099      $ 2,376,695
                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


Note - 1      Interim Financial Statements

              The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Note - 2      Earnings (Loss) per Common Share:

              The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:

                                                     Six Months Ended
                                                       September 30,
                                               ---------------------------
                                                   1999           1998
                                               ------------     ----------
Net (loss) earnings available for
  common stock equivalent shares
  deemed to have a dilutive effect             ($ 2,575,704)    $7,386,933
                                               ============     ==========

(Loss) earnings per common share
    Basic                                             ($.49)         $1.47
                                               ============     ==========
    Diluted                                           ($.49)         $1.45
                                               ============     ==========

Shares used in computation:
    Basic:
            Weighted average common shares        5,218,186      5,023,361
                                               ============     ==========

   Diluted:
            Weighted average common shares        5,218,186      5,023,361
            Common stock equivalents                (A)             62,314
                                               ------------     ----------

                                                  5,218,186      5,085,675
                                               ============     ==========


(A) For the six months ended September 30, 1999 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


Note - 2      Earnings (Loss) per Common Share: (Cont'd)

              The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:

                                           Three Months Ended
                                             September 30,
                                       ---------------------------
                                          1999            1998
                                       -----------     -----------
Net earnings (loss) available for
  common stock equivalent shares
  deemed to have a dilutive effect     $ 3,775,505     ($2,653,554)
                                       ===========     ===========

Earnings (loss) per common share
  Basic                                       $.72           ($.53)
                                       ===========     ===========
  Diluted                                     $.63           ($.53)
                                       ===========     ===========

Shares used in computation:
  Basic:
    Weighted average common shares       5,269,703       5,023,061
                                       ===========     ===========
  Diluted:
    Weighted average common shares       5,269,703       5,023,061
    Common stock equivalents               723,914         (A)
                                       -----------     -----------
                                         5,993,617       5,023,061
                                       ===========     ===========

(A) For the three months ended September 30, 1998 the fully diluted computation would be anti-dilutive and was not considered.

Note - 3 Subsequent to September 30, 1999 the Company made three new equity investments totaling approximately $1,312,000.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================


Results of Operations

Six Months Ended September 30, 1999 and September 30, 1998

Investment Income

Investment income decreased from $426,450 for the six month period ended September 30, 1998 to $369,732 for the same period ended September 30, 1999. This primarily reflected $47,940 in decreased earnings from invested idle funds due to the increased investment activity. There was also an increase of $29,119 in interest earned from the Company's investment portfolio due to new loans generated. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $37,897.

Interest Expense

Interest expense increased from $394,340 for the six months ended September 30, 1998 to $722,625 for the same period ended September 30, 1999 due to additional net borrowings of $9,250,000 from the U.S. Small Business Administration
(the "SBA").

Operating Expenses

The Company's operating expenses increased from $567,011 for the six months ended September 30, 1998 to $784,852 for the six months ended September 30, 1999. Payroll and payroll related expenses increased by approximately $76,000. Professional fees increased by approximately $76,000, primarily as a result of legal fees incurred due to the pending investigation relating to the indictments filed in July, 1999 against the Company's former underwriter. Stock record and financial printing costs increased by $46,000 due to the increased number of shareholders, amortization of finance costs increased by approximately $12,000 and there were minor increases in other expenses.

Realized Gain (Loss) on Disposition of Investments

The Company realized a gain of $40,954 on the recovery of one of its investments in fiscal 2000. There was a realized loss of $12,689 on two investments in fiscal 1999.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================


Changes in Unrealized Appreciation of Investments

There was a decrease in unrealized appreciation of investments of $1,478,913 for the six months ended September 30, 1999 compared to an unrealized appreciation of $7,934,523 for the same period ended September 30, 1998, principally related to the fluctuation in market price of three publicly traded portfolio securities.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================


Results of Operations

Three Months Ended September 30, 1999 and September 30, 1998

Investment Income

Investment income decreased from $195,525 for the three month period ended September 30, 1998 to $165,135 for the same period ended September 30, 1999. This primarily reflected $22,643 in decreased earnings from invested idle funds due to the increased investment activity in fiscal 2000. There was also an increase of $11,406 in interest earned from the Company's investment portfolio due to new loans generated. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $19,153.

Interest Expense

Interest expense increased from $197,948 for the three months ended September 30, 1998 to $407,167 for the same period ended September 30, 1999 due to the additional borrowings from the U.S. Small Business Administration (the "SBA").

Operating Expenses

The Company's operating expenses increased from $289,547 for the three months ended September 30, 1998 to $442,309 for the three months ended September 30, 1999. Professional fees increased by approximately $67,000, primarily as a result of legal fees incurred due to the pending investigation relating to the indictments filed in July, 1999 against the Company's former underwriter, payroll and payroll related expenses increased by approximately $45,000 and stock record and financial printing costs increased by approximately $37,000 due to the increased number of shareholders.

Realized Gain (Loss) on Disposition of Investments

The Company realized a gain of $40,954 on the recovery on one of its investments in fiscal 2000.

The Company realized a loss of $7,775 on the disposition of one investment in fiscal 1999.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================

Unrealized Appreciation or Depreciation of Investments

There was an increase in unrealized appreciation of investments of $4,418,892 for the three months ended September 30, 1999 compared to a decrease in unrealized appreciation of $2,353,809 for the same period ended September 30, 1998, principally related to the changes in market prices of seven investments in portfolio companies which are publicly traded portfolio securities.

Liquidity and Capital Resources

At September 30, 1999 the Company had cash totaling $2,020,099 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash at September 30, 1999 will be adequate to meet both its working capital needs and short-term investment opportunities. Given the current pace of investment opportunities, the Company may seek additional funds through borrowings or sale of equity securities for long-term opportunities.

The Company has received a commitment from the SBA to reserve $3,300,000 of SBA Guaranteed Debentures through September 30, 2003.

This analysis may contain forward-looking information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by those sections.

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

                                              WINFIELD CAPITAL CORP.
                                            PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

                a.       Exhibit Index

                         None.

                b.       Reports on Form 8-K

                         No reports on Form 8-K were filed during the second quarter of the registrant's fiscal year ending March 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WINFIELD CAPITAL CORP.
                                  (Registrant)

                                  By: /s/ PAUL A. PERLIN
                                     ------------------------
                                     Paul A. Perlin
                                     Chief Executive Officer

Dated: November 12, 1999