Form 10-Q
period 1999-12-31
WINFIELD CAPITAL CORP
filed 2000-02-11
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

                              Yes |X|       No |_|

Registrant had 5,346,084 shares of common stock outstanding as of December 31, 1999.

--------------------------------------------------------------------------------
                           This report consists of 14 pages

                           Form 10-Q Quarterly Report

                                      INDEX

Part I - Financial Information                                      Page No.
                                                                    --------

      Condensed Statements of Operations -
        Nine and Three Months ended December 31, 1999
        and 1998                                                      3-4

      Condensed Balance Sheets - as of
        December 31, 1999 and March 31, 1999                          5-6

      Condensed Statements of Cash Flows -
        Nine Months Ended December 31, 1999
        and 1998                                                       7

      Notes to Condensed Financial Statements                         8-9

      Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                               10-13

Part II - Other Information                                            14

                                WINFIELD CAPITAL CORP.
                          CONDENSED STATEMENTS OF OPERATIONS

                          ==================================

                                                        Nine Months Ended
                                                         December 31,
                                                     1999              1998
                                                -------------     -------------
Investment income
   Interest from small business concerns        $     402,696     $     369,791
   Interest from invested idle funds                   99,021           150,485
   Other income                                        54,874           108,519
                                                -------------     -------------

            Total investment income                   556,591           628,795
                                                -------------     -------------

Expenses
   Interest                                         1,092,374           591,936
   Payroll and payroll related expenses               476,536           355,349
   General and administrative expenses                209,718           162,830
   Other operating expenses                           575,767           290,143
                                                -------------     -------------

            Total investment expenses               2,354,395         1,400,258
                                                -------------     -------------

            Investment loss - net                  (1,797,804)         (771,463)

Realized gain (loss) on disposition of
  investments (net of income taxes of
  $774,000 on a long term capital gain)             1,126,732           (12,689)
Change in unrealized appreciation
  of investments                                  100,069,878        25,064,938
                                                -------------     -------------
            Net increase in shareholders'
             equity resulting from operations   $  99,398,806     $  24,280,786
                                                =============     =============

Per share net increase in shareholders'
  equity resulting from operations

   Basic                                        $       18.89     $        4.83
                                                =============     =============

   Diluted                                      $       17.29     $        4.58
                                                =============     =============

The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                       ===================================

                                                        Three Months Ended
                                                           December 31,
                                                      1999             1998
                                                 -------------    -------------
Investment income
   Interest from small business concerns         $     138,592    $     134,806
   Interest from invested idle funds                    31,485           35,009
   Other income                                         16,782           32,530
                                                 -------------    -------------

            Total investment income                    186,859          202,345
                                                 -------------    -------------

Expenses
   Interest                                            369,749          197,596
   Payroll and payroll related expenses                160,376          115,122
   General and administrative expenses                  73,016           24,772
   Other operating expenses                            243,777          101,417
                                                 -------------    -------------

            Total investment expenses                  846,918          438,907
                                                 -------------    -------------

            Investment loss - net                     (660,059)        (236,562)

Realized gain on disposition of investments
  (net of income taxes of $774,000 on a long
  term capital gain)                                 1,085,778               --
Change in unrealized appreciation
  of investments                                   101,548,791       17,130,415
                                                 -------------    -------------

            Net increase in shareholders'
              equity resulting from operations   $ 101,974,510    $  16,893,853
                                                 =============    =============

Per share net increase in shareholders'
  equity resulting from operations

   Basic                                         $       19.07    $        3.36
                                                 =============    =============

   Diluted                                       $       16.75    $        2.95
                                                 =============    =============

The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            ========================

                                     ASSETS

                                                   December 31,       March 31,
                                                       1999             1999
                                                   ------------     ------------
Loans and investments
  Loans and notes receivable                       $  4,177,112     $  5,134,357

  Equity interests in small business
    concerns                                        145,586,689       39,954,775

  Assets acquired in liquidation                        222,086          222,086
                                                   ------------     ------------

      Total investments                             149,985,887       45,311,218

Cash                                                  5,638,447        3,427,719

Accrued interest receivable                              86,309          135,007
Receivable from broker                                       --          782,624

Furniture and equipment (net of
  accumulated depreciation of
  $78,233 at December 31, 1999
  and $74,827 at March 31, 1999)                          9,391           12,797

Other assets                                            669,134          459,547
                                                   ------------     ------------

      Total assets                                 $156,389,168     $ 50,128,912
                                                   ============     ============


The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                            ========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   December 31,      March 31,
                                                      1999             1999
                                                   ------------     ------------
Liabilities
  Debentures payable to the U.S. Small
  Business Administration                          $ 20,850,000     $ 15,300,000

  Subordinated debentures payable                     1,054,968        1,024,340

  Accrued expenses                                      466,320          302,958

  Taxes on long term capital gain                       774,000               --

  Deferred income                                         9,532           24,295
                                                   ------------     ------------

      Total liabilities                              23,154,820       16,651,593
                                                   ------------     ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding - none
  Common stock - $.01 par value;
    Authorized - 10,000,000 shares;
    Issued and outstanding - 5,346,084
      at December 31, 1999 and 5,023,361
      at March 31, 1999                                  53,461           50,234
  Additional paid-in capital                          9,569,442        9,214,446
  Accumulated earnings                              123,611,445       24 212,639
                                                   ------------     ------------

      Total shareholders' equity                    133,234,348       33,477,319
                                                   ------------     ------------
      Total liabilities and
       shareholders' equity                        $156,389,168     $ 50,128,912
                                                   ============     ============

The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                       ==================================

                                                        Nine Months Ended
                                                          December 31,
                                                     1999              1998
                                                -------------     -------------
Operating activities
 Net increase in shareholders'
   equity resulting from operations             $  99,398,806     $  24,280,786
 Adjustments to reconcile net increase
   in shareholders' equity
   resulting from operations to net
   cash used in operating activities
   Realized (gain) loss on disposition
     of investments                                (1,900,732)           12,689
   Amortization of debenture costs                     52,175            52,175
   Change in unrealized appreciation
     on investments                              (100,069,878)      (25,064,938)
   Amortization of deferred income                    (14,763)          (35,687)
   Depreciation and amortization                        3,406            22,230
 Changes in assets and liabilities
   Accrued interest receivable                         48,698            11,796
   Receivable from broker                             782,624                --
   Other assets                                      (231,134)           26,462
   Accrued expenses                                   163,362           (36,103)
   Taxes on long term capital gain                    774,000                --
                                                -------------     -------------

Net cash used in operating activities                (993,436)         (730,590)
                                                -------------     -------------

Investing activities
 Short term marketable securities - net                    --         3,462,587
 Proceeds from sale of equity interests             3,203,700                --
 Investments originated                            (6,886,237)       (3,218,449)
 Proceeds from collection of loans                    978,478         1,128,706
 Purchase of furniture and equipment                       --              (759)
                                                -------------     -------------

Net cash (used in) provided by investing
 activities                                        (2,704,059)        1,372,085
                                                -------------     -------------

Financing activities
 Proceeds from debentures payable to
   the SBA                                          6,300,000                --
 Repayment of debentures payable to
   the SBA                                           (750,000)               --
 Exercise of stock options                            358,223                --
                                                -------------     -------------

Net cash provided by financing
   activities                                       5,908,223                --
                                                -------------     -------------

Increase in cash                                    2,210,728           641,495

Cash - beginning of period                          3,427,719           848,777
                                                -------------     -------------

Cash - end of period                            $   5,638,447     $   1,490,272
                                                =============     =============

The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================

Note - 1 Interim Financial Statements

      The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Note - 2 Earnings per Common Share:

      The computation of basic and diluted earnings per common share is as follows:

                                                    Nine Months Ended
                                                       December 31,
                                                --------------------------
                                                   1999           1998
                                                -----------    -----------

      Net earnings available for
        common stock equivalent
        shares deemed to have a
        dilutive effect                         $99,398,806    $24,280,768
                                                ===========    ===========

      Earnings per common share

        Basic                                   $     18.89    $      4.83
                                                ===========    ===========
        Diluted                                 $     17.29    $      4.58
                                                ===========    ===========

      Shares used in computation:
        Basic:
          Weighted average common shares          5,260,813      5,023,361
                                                ===========    ===========

        Diluted:
          Weighted average common shares          5,260,813      5,023,361
          Common share equivalents                  489,006        274,348
                                                -----------    -----------

                                                  5,749,819      5,297,709
                                                ===========    ===========

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================

Note - 2 Earnings per Common Share: (cont'd)

                                                 Three Months Ended
                                                    December 31,
                                             -----------------------------
                                                 1999             1998
                                             ------------     ------------

      Net earnings available for
        common stock equivalent
        shares deemed to have a
        dilutive effect                      $101,974,510     $ 16,893,853
                                             ============     ============

      Earnings per common share
          Basic                              $      19.07     $       3.36
                                             ============     ============
          Diluted                            $      16.75     $       2.95
                                             ============     ============

      Shares used in computation:
          Basic:
          Weighted average common shares        5,346,084        5,023,361
                                             ============     ============

      Diluted:
          Weighted average common shares        5,346,084        5,023,361
          Common share equivalents                743,104          698,414
                                             ------------     ------------

                                                6,089,188        5,721,775
                                             ============     ============

Note 3 -    Income Taxes

            No provision for income taxes is necessary with respect to net investment income and/or net realized short-term capital gains since the Company has elected to qualify under Subchapter M of the Internal Revenue Code and therefore, is required to distribute not less than 90% of such income and/or gains to shareholders. However, to the extent the Company elects to either retain net realized long-term capital gains or net realized short-term capital gains, the Company will pay all applicable income taxes on behalf of its shareholders.

Note 4 - Subsequent to December 31, 1999 the Company made four new equity investments totaling approximately $4,425,000. Also, subsequent to December 31, 1999, the Company sold 62,000 shares of their investment in Commerce One, Inc. for approximately $13,000,000 resulting in a long term capital gain of approximately $12,800,000 (of which approximately $10,600,000 has already been reflected in unrealized appreciation as of December 31, 1999).

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================

Results of Operations

Nine Months Ended December 31, 1999 and December 31, 1998

Investment Income

Investment income decreased from $628,795 for the nine months ended December 31, 1998 to $556,591 for the same period ended December 31, 1999. This primarily reflected $51,464 in decreased earnings from invested idle funds due to the increased investment activity in 1999 and 1998. There was also an increase of $32,905 in interest earned from the Company's investment portfolio due to new loans generated. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $53,645.

Interest Expense

Interest expense increased from $591,936 for the nine months ended December 31, 1998 to $1,092,374 for the same period ended December 31, 1999 due to new loans of $13,300,000 less repayments of $750,000 to the Small Business Administration (the "SBA").

Operating Expenses

The Company's operating expenses increased from $808,322 for the nine months ended December 31, 1998 to $1,262,021 for the nine months ended December 31, 1999. Payroll and payroll related expenses increased by approximately $121,000 due to salary increases per employment agreements. Professional fees increased by approximately $155,000, primarily as a result of legal fees incurred due to the pending investigation relating to the indictments filed in July, 1999 against the Company's former underwriter. Stock record and financial printing costs increased by approximately $104,000 due to an increase in shareholder stock transfer costs and printing costs and the cost of listing the Company on the Nasdaq National Market. Amortization of finance costs increased by approximately $20,000 and there were minor increases in other expenses.

Realized Gain (Loss) on Disposition of Investments

The Company realized a net long term gain of $1,025,637 after applicable taxes of approximately $774,000 on the sale of all its shares in WorldGate Communications, Inc. and net short term gains of $101,095 on the sale of other securities in fiscal 2000. There was a realized loss of $12,689 on two investments in fiscal 1999.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================

Changes In Unrealized Appreciation of Investments

There was an increase in unrealized appreciation of investments of $100,069,878 for the nine months ended December 31, 1999 compared to an unrealized appreciation of $25,064,938 for the same period ended December 31, 1998, principally related to the fluctuation in market price of six publicly traded portfolio securities in fiscal 2000 and one publicly traded portfolio security in fiscal 1999.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================

Results of Operations

Three Months Ended December 31, 1999 and December 31, 1998

Investment Income

Investment income decreased from $202,345 for the three month period ended December 31, 1998 to $186,859 for the same period ended December 31, 1999. This primarily reflected $15,748 in decreased earnings from other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation.

Interest Expense

Interest expense increased from $197,596 for the three months ended December 31, 1998 to $369,749 for the same period ended December 31, 1999 due to new loans from the Small Business Administration.

Operating Expenses

The Company's operating expenses increased from $241,311 for the three months ended December 31, 1998 to $477,169 for the three months ended December 31, 1999. Payroll and payroll related expenses increased by approximately $45,000 due to salary increases per employment agreements. Legal expenses increased by approximately $90,000 primarily as a result of a pending investigation relating to indictments filed in July, 1999 against the Company's former underwriter. Stock record and financial printing costs increased by approximately $58,000 due the listing of the Company on the Nasdaq National Market and the increase in shareholder stock transfer costs and printing costs. Amortization of finance costs increased by approximately $7,000 and there were minor increases in other expenses.

Realized Gain on Disposition of Investments

The Company realized a net long term gain of $1,025,637 after applicable taxes of approximately $774,000 on the sale of all of its shares in WorldGate Communications, Inc. and short term net gains of $60,141 on the sale of other securities in fiscal 2000. There was no realized gain in fiscal 1999.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                ================================================

Unrealized Appreciation of Investments

There was an unrealized appreciation of investments of $101,548,791 for the three months ended December 31, 1999 compared to an unrealized appreciation of $17,130,415 for the same period ended December 31, 1998, principally related to the fluctuation in market price of six portfolio securities in fiscal 2000 and one publicly traded security in fiscal 1999.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash totaling $5,638,447 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash at December 31, 1999 will be adequate to meet its working capital needs and short term investment opportunities. Given the current pace of investment opportunities, the Company may seek additional funds through borrowing, sale of publicly traded portfolio securities or sale of equity securities for long term opportunities.

This analysis may contain forward-looking information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and is subject to the Safe Harbor created by those sections.

Year 2000

Many computer software systems in use today cannot properly process date-related information from and after January 1, 2000. This is not an exposure for the Company since it does not currently rely on any particular software program to track either its investment portfolio or to provide accounting functions. In addition, the Company has inquired of its commercial banks and other service providers as well of as its major portfolio companies to determine if they will be prepared for the Year 2000. While all have indicated they have taken the necessary steps to be in compliance, there can be no assurance that all exposure will be eliminated. It is anticipated that the Company will incur no material expenses related to the Year 2000 issue.

Reporting on Disposition of Investments

From time to time, in the ordinary course of business, the Company may liquidate all or a portion of its portfolio investments. In this regard, the Company may sell a portion of a single investment or sell portions of various investments it has made. The Company's policy is to publicly report the results of such transactions in its Form 10-K and Form 10-Q Reports filed with the Securities and Exchange Commission under the Securities Exchange Act and as otherwise required by applicable regulations and laws.

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

                                              WINFIELD CAPITAL CORP.
                                              (Registrant)


                                          By: /s/ R. SCOT PERLIN
                                              ----------------------------------
                                              R. Scot Perlin
                                              Chief Financial Officer

Dated: February 11, 2000