Form 10-K
period 2000-03-31
WINFIELD CAPITAL CORP
filed 2000-06-28
CIK 936404

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

FOR THE FISCAL YEAR ENDED MARCH 31, 2000         COMMISSION FILE NUMBER 33-94322

                             WINFIELD CAPITAL CORP.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                       13-2704241
    -----------------------------                          --------------
    (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

237 MAMARONECK AVENUE, WHITE PLAINS, NEW YORK                  10605
----------------------------------------------               -----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 949-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                                                NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                        ON WHICH REGISTERED
      -------------------                       ---------------------

Common Stock, par value $.01
 per share .........................          Nasdaq National Market

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 2000 was approximately $54,973,070.

         The number of outstanding shares of the registrant's common stock as of June 22, 2000 was 5,346,084 shares.


================================================================================

                                      RISKS

         Pursuant to Section 64(b) of the Investment Company Act of 1940, we are required to advise you annually that Winfield Capital Corp. (the "Company") is engaged in a high risk business. Loans to and other investments in small business concerns are extremely speculative. Most of such concerns are privately held. Even if a public market for the securities of such concerns exists, the loans and other securities purchased by the Company are often restricted from sale or other transfer for specified and significant periods of time. Thus, such loans and other investments have little, if any, liquidity, and the Company and you, as its shareholders, must bear significantly larger risks, including possible losses on such investments, than otherwise would be the case with traditional investment companies.

         In addition, the Company's capital structure includes a large amount of debt securities, mostly debentures issued to the Small Business Administration (the "SBA") at fixed interest rates. Therefore, unless and until the Company is able to invest all or substantially all of the proceeds from such debt securities at annualized interest or at other rates of return that substantially exceed annualized rates of interest the Company is required to pay the SBA under these debentures, the Company's operating results will be adversely affected which, in turn, may depress the market value of the Company's shares of common stock.

                                     PART I

ITEM 1.  BUSINESS.

         Winfield Capital Corp. (the "registrant" or the "Company") was incorporated as a New York corporation in 1972. It is a small business investment company ("SBIC") that was licensed by the Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is qualified as a "regulated investment company" for U.S. federal income tax purposes. The Company's offices are located at 237 Mamaroneck Avenue, White Plains, New York 10605 where its telephone number is (914) 949-2600. The Company can also be reached via its websites, at www.winfieldcapitalcorp.com and www.winfieldcap.com.

         As an SBIC, the Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and to make equity investments in, unaffiliated business concerns that (i) do not have a net worth in excess of $18 million and do not have average net income after U.S. federal income taxes for the two years preceding any date of determination of more than $6 million, or
(ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The types and dollar amounts of the loans and other investments the Company may make are limited by the 1940 Act, the Small Business Investment Act and the regulations of the SBA (the "SBA Regulations"). The SBA is authorized to examine the operations of the Company, and the Company's ability to obtain funds from the SBA is also governed by the Small Business Investment Act and the SBA Regulations.

         The Company has no independent investment advisor. The Company's loan and other investment decisions are made by its officers, in accordance with the Company's established investment policies and objectives, subject to oversight by its Board of Directors. Historically, the Company has relied on its officers to identify new financing opportunities. Following its initial public offering ("IPO") late in 1995, the Company expanded its marketing efforts and sought transaction referrals from venture capitalists, investment bankers, attorneys, accountants and commercial bankers. Prior to its IPO, the Company's investments in portfolio companies were generally structured as straight loans, or as loans with warrants to subscribe for the purchase of equity securities of the portfolio companies. After its IPO, the Company has sought to enter into more transactions with portfolio companies having equity components than previously was the case. In connection with its loans to portfolio companies with equity components, the Company has sought and will continue to seek security interests in and liens on the assets of the borrower. To the extent it deems necessary, the Company also seeks to obtain personal guaranties from the principals of its borrowers and security interests in certain of the assets of such principals.

CHARACTERISTICS OF THE COMPANY'S INVESTMENTS

         The Company invests in all kinds and classes of securities issued by portfolio companies, including, but not limited to, notes and bonds, straight, senior, subordinated, convertible and interest-paying debentures, preferred stock, common stock, and options and warrants to purchase the foregoing. The Company does not have a policy that limits the amount that may be invested in any kind or class of security, except that it intends to invest approximately (i.) one-third of its assets in straight loans or debt securities and (ii.) two-thirds of its assets in loans or debt securities with equity components, such as conversion and exchange rights and warrants, or in direct equity investments (common stock and preferred stock).

         When the Company's investments are structured as loans, they typically are evidenced by promissory notes or equivalent instruments with a specified maturity or due upon demand, and often are accompanied by warrants to acquire equity interests in the borrower for nominal consideration. The loans are usually secured by assets of the borrower, which security interests frequently are senior to any other secured debt financing the borrower may have in place. When appropriate, a personal guaranty of a borrower's major stockholder or stockholders is sought, which may also be secured by such stockholders' personal assets. The Company's loans typically have a fixed rate of interest subject to the maximum rate allowed by the SBA (see "SBA Regulation" below), although lower rates may be negotiated depending on the creditworthiness of the borrowers and other relevant factors. Typically (although there may be exceptions), such loans require periodic payments of principal and interest that fully amortize the loan at maturity, and mature in five years. In addition, the Company intends to pursue "bridge loan" opportunities (e.g., with maturity dates not more than one year) as and to the extent permitted by the SBA Regulations. Management believes that although there can be no assurance, the performance of its investment portfolio could be enhanced by increasing the Company's equity investments, relative to its loan portfolio. Accordingly, the Company's management intends to continue seeking more financing opportunities with equity participation and more investments with equity components than previously were sought by the Company. There can be no assurance that the Company will find such opportunities on terms favorable to the Company, if at all.

INVESTMENT OBJECTIVES AND STRATEGIES

         The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and are intended to continue to be made, with the intention of having the loan repaid within five years and any equity investment liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a longer or shorter period of time.

         Prior to May 2, 1995, when there was a change in management of the Company, the Company's investments were made primarily in very small local retail and service businesses. Today, the Company focuses on investments in privately held "Eligible Concerns" in growing industries, including, but not limited to, e-commerce, new media, technology and other so-called "new economy" businesses, computer hardware/software, and consumer products manufacturers and distributors. There can be no assurance that the Company will continue to be able to locate investments in such businesses on terms favorable to it. If the Company is unable to identify such investments, it would seek to reevaluate its overall investment strategies. The Company typically concentrates its investments in entities that are headquartered and incorporated in the Northeastern United States, but considers investments in other parts of the country if they are otherwise consistent with the Company's loan and other investment selection criteria.

         Generally, the Company's existing portfolio companies are expansion stage businesses, although some are start-up and development stage companies, including some with negative net worth and net operating losses. Under applicable SBA Regulations, the Company may not invest more than 20% of its "Private Capital" in any single company without SBA approval. Under the Small Business Investment Act and the SBA Regulations, "Private Capital" is defined as the total of paid-in capital, other than capital obtained from federal sources (such as the SBA) and paid-in surplus. In most instances, the Company participates in loans and other investments with other investors. Accordingly, the Company has been able to become involved in transactions larger than would otherwise be possible under the investment limit of 20% of its own Private Capital.

SELECTION OF LOAN AND OTHER INVESTMENT OPPORTUNITIES

         Given the Company's objective to emphasize equity investments, the Company uses the following criteria in selecting investment opportunities:

                 Potentially Profitable Operations. The Company attempts to identify companies that are profitable or that it believes will become profitable in the future.

                 Development Stage Companies. The Company attempts to identify and invest in development stage companies, that is, companies with a product or service that is beyond the testing stage. The Company generally seeks to avoid so-called "seed capital" and start-up companies.

                 Experienced Management Team. The Company seeks investments in portfolio companies that have experienced management with a substantial ownership interest and a demonstrated ability, or the potential, to accomplish the objectives set forth in such companies' business plan.

                 Liquidation Value of Assets. Although the Company is not an "asset-based" lender, the value of assets securing its loans is an important consideration in its loan decisions. Emphasis is placed on balance sheet assets such as inventory, plant, property and equipment.

                 Growth. In addition to generating sufficient cash flow to service their debt, the Company requires that prospective borrowers have what management believes to have a good chance of achieving substantial annual growth.

                 Exit Strategy. Another investment consideration is whether there is an opportunity to liquidate the investment in a potential portfolio company in the future. Such opportunity generally would allow the Company to realize a gain on its equity interests and include public offerings, sales of the portfolio company or repurchases by the portfolio company of the Company's equity interests. In this connection, the Company often seeks to obtain registration rights (demand and "piggyback") as a condition to its equity investments.

         Depending on the availability of attractive investments, the Company may, from time to time, deviate in immaterial respects from the foregoing criteria.

CERTAIN NON-COMPLIANCE BY PORTFOLIO COMPANIES

         Although the Company's agreements with its portfolio companies require them to furnish the Company with periodic and/or annual financial statements and to include financial and other covenants by its borrowers in its loan agreements, certain of its portfolio companies fail to supply the financial statements or to otherwise comply with the covenants required of them. The Company deals with these failures on a case-by-case basis, and the exercise by the Company of appropriate remedies are often influenced by the payment records of such companies.

         The aggregate face amount of the Company's outstanding loans and the value of other portfolio investments was $35,940,762 as of March 31, 2000 with loans and notes receivable comprising 19% (96% were performing in accordance with their terms and 4% were non-performing), equity interests 80% and assets acquired in liquidation of defaulted loans 1%.

WRITE-OFFS

         During the past three fiscal years, the Company has written off loans and investments and disposed of, at a loss, assets acquired in liquidation, in the aggregate amount of $1,608,184 as described in the following table:

                                                       YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                  1998        1999       2000
                                                  ------------------------------
Amount written off  .......................      $289,570   $466,919   $864,657
 Amount written off as a percentage of
  aggregate loans and investments and
  assets acquired in liquidation
  as of the beginning of the year..........           6.2%       3.5%       1.9%


SBA FUNDING

         The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. An SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

         Under the current SBA Regulations, the Company is considered to have, subject to SBA approval, as of March 31, 2000, Private Capital of approximately $27,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $81,000,000 (300% of its Private Capital). The Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

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

SBA REGULATION

         SBICs, such as the Company, are licensed by the SBA as part of a program designed to stimulate the flow of private debt and/or equity capital to "Eligible Concerns" and "Smaller Concerns." Under current SBA Regulations and the Small Business Investment Act, an independently owned and operated business concern that does not have a net worth in excess of $18 million and does not have average net income after federal income taxes for the preceding two years of more than $6 million, or meets size standards prescribed by the SBA relating either to annual receipts or number of employees, depending on the industry in which such business primarily operates, is eligible to receive financial assistance from an SBIC (hence, it is referred to in this Form 10-K as an "Eligible Concern"). The SBA Regulations also define a "Smaller Concern," which is a concern with a net worth of $6 million or less and average annual net profits after taxes of $2 million or less, or depending on the industry in which the business operates, meets criteria based on the number of its employees or its annual receipts. Commencing with its fiscal year ended March 31, 1996, the Company was required by the SBA Regulations to earmark at least 10% of its financing to Smaller Concerns and in each subsequent fiscal year to earmark at least 20% of its financing to Smaller Concerns.

         SBA Regulations place certain limitations on the terms of loans by SBICs. The maximum maturity of these loans may not exceed 20 years and, subject to certain exceptions, the minimum maturity is five years. A borrower from an SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight-line, five-year amortization schedule. On straight loans (without equity components), an SBIC can charge an interest rate of up to 19% and on loans with equity components, an annualized interest rate of up to 14%. Notwithstanding the above, an SBIC can charge more by first computing a base rate using either the SBA debenture rate currently in effect, plus an applicable charge permitted by the SBA, or a base rate using the weighted average cost of the SBIC's borrowings from the SBA and qualified third party lenders such as banks. On loans with equity components, an SBIC may charge interest equal to 6% above the base rate used and, in the case of a straight loan, 11% above the base rate used.

         SBICs may invest directly in the equity of their portfolio companies. However, they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. An SBIC may acquire options or warrants in its portfolio companies. Such options and warrants may also have redemption provisions, subject to certain restrictions. In general, however, SBICs may not control a portfolio company. "Control", for this purpose, is defined as the ownership (or control) of a 50% interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of other shareholders of the portfolio company).

         With certain limited exceptions, SBICs may not invest overseas, in real estate or in passive businesses, that is, businesses that are not regular and continuous.

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

         A Business Development Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock having rights as to voting, liquidation and dividends which are senior to the Company's common stock (collectively, "Senior Securities," as defined in the 1940 Act) if the asset coverage, as defined in the 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. On the other hand, because the Company is an SBIC, the only asset coverage requirement applicable to it would give the holders of its Senior Securities constituting indebtedness, including the Debentures, the right to elect a majority of the Board of Directors, if on the last business day of each of 12 consecutive calendar months, the Company failed to maintain at least 100% asset coverage. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock issued to or guaranteed by the SBA), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts from banks evidenced by notes not to be publicly distributed or for temporary purposes if the borrowing does not exceed 5% of the value of its total assets. A loan is presumed to be for temporary purposes if it is repaid within sixty days and is not extended or renewed.

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

             (2) Securities of any eligible portfolio company that is controlled by the Business Development Company.

             (3) Securities received in exchange for or distributed on or with respect to securities described in items (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

             (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, a Business Development Company must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in items (1) or (2) above and, in order to count the securities as Qualifying Assets for the purpose of the 70% test, the Business Development Company must either control the issuer of the securities or make available to the issuer of the securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a Business Development Company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or in the case of an SBIC (such as the Company), making loans to a portfolio company.

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

Fundamental Policies

         In making investments and managing its portfolio, the Company will adhere to the following fundamental policies, which may not be changed without the approval of the holders of 50% or more of the Company's outstanding voting securities, or the holders of 67% or more of the Company's outstanding voting securities present at a meeting of security holders at which holders of 50% or more of such securities are present in person or by proxy:

                   1. The Company will conduct its business so as to retain its status as an SBIC and as a Business Development Company, and to qualify as a "regulated investment company" (as defined under the Internal Revenue Code of 1986, as amended). In order to retain its status as an SBIC, the Company must limit its investments to Eligible Concerns and meet the minimum financing obligations applicable to Smaller Concerns (see "SBA Regulation"). In order to retain its status as a Business Development Company, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a Business Development Company) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a Business Development Company". In order to qualify as a "regulated investment company," the Company is required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. The Company qualified as a "regulated investment company" for the fiscal year ended March 31, 2000.

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

                  7. The Company may make straight loans and loans with equity components to the extent permitted under the Small Business Investment Act and the 1940 Act.

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

FACILITIES; PERSONNEL

         The Company operates its executive offices from rented quarters, consisting of approximately 2,000 square feet, located in a four story office building under a lease expiring in November, 2002. The lease is cancelable at the Company's option on 90 days prior written notice. Management considers that such quarters will be adequate for the near term for the conduct of the Company's business. The Company maintains its investment and business records at its executive offices.

         As of June 22, 2000, the Company had four full-time employees (three of whom are Messrs. Paul A. Perlin, Chief Executive Officer, David Greenberg, Managing Director, and R. Scot Perlin, Chief Financial Officer, and one of whom handles clerical matters). In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.

LEGAL PROCEEDINGS

         From time to time in the ordinary course of business, the Company initiates legal proceedings against borrowers in default and, where warranted, their guarantors to seek payment of loan obligations and to take possession of collateral. In the latter instances, these proceedings are sometimes followed by court-authorized liquidations. All such proceedings require outside counsel with attendant professional fees and expenses.

         The Company has never been named as a defendant in any material litigation.

ITEM 2. PROPERTIES.

      For a description of the Company's loans and other investments as of March 31, 2000 and March 31, 1999 see Pages F-16 to F-20.

ITEM 3.  LEGAL PROCEEDINGS.

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The registrant's common stock trades in the Nasdaq National Market under the symbol, "WCAP". On November 30, 1999, the registrant's common stock ceased trading on the Nasdaq SmallCap Market and the Boston Stock Exchange, where its common stock had previously traded. The registrant transferred the listing of its common stock to the Nasdaq National Market to increase the liquidity thereof. The reported high and low bid quotations for the registrant's common stock on the Nasdaq SmallCap Market from April 1, 1998 to November 29, 1999 and on the Nasdaq National Market from November 30, 1999 to June 22, 2000 were as follows:

                                                COMMON STOCK
                                          ------------------------
                                            HIGH             LOW
                                          --------         -------
April 1 - June  30, 1998 .............    $ 1.625          $1.000
July 1 - September 30, 1998 ..........      8.50            1.375
October 1 - December 31, 1998 ........      7.125           1.5625
January 1 - March 31, 1999 ...........     20.25            6.250
April 1 - June 30, 1999 ..............     65.063          18.0625
July 1 - September 30, 1999 ..........     28.25            9.875
October 1 - December 31, 1999 ........     56.00           13.875
January 1 - March 31, 2000 ...........     46.00           18.875
April 1 - June 22, 2000 ..............     20.75            9.125

--------------------------------------------------------------------------------

      The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

      As of June 22, 2000, the Company estimates that its shares of common stock are held by 7,380 beneficial holders.

      The Company has made no dividend distributions during the fiscal year ended March 31, 2000, but may elect to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA.

      See Summary of Financial Information for the years ended March 31, 2000, 1999, 1998, 1997, and 1996 on the following page:

                                                     WINFIELD CAPITAL CORP.

                                              SUMMARY OF FINANCIAL INFORMATION


                                                                               Years Ended March 31,
                                                   ----------------------------------------------------------------------------
                                                       2000             1999            1998           1997            1996
                                                   ------------     -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA
    Total investment income ....................   $    873,445     $   839,897     $ 1,118,127     $ 1,436,957     $   599,537
    Total investment expenses ..................   $  3,432,819     $ 2,052,031     $ 1,844,342     $ 1,731,499     $   995,985
    Net realized gains (losses) on
      disposition of investments ...............   $ 30,851,848     $   740,829     $  (184,206)    $    57,349     $    77,550
    Unrealized appreciation (depreciation)
      on loans and investments .................   $ 42,284,344     $25,323,076     $(1,074,053)    $   581,745     $  (133,195)
    Net income (loss) ..........................   $ 70,576,818     $24,851,771     $(1,984,474)    $   344,552     $  (452,093)
    Earnings (loss) per share ..................   $      13.36     $      4.95     $     (0.40)    $      0.07     $     (0.13)
    Weighted average number of shares
      outstanding ..............................      5,282,131       5,023,361       5,023,361       5,023,361       3,484,630

OTHER OPERATING DATA
    Number of loans and other investments
      outstanding at end of period .............             64              52              46              42              43
    Number of loans and other investments
      originated ...............................             22              13              16               7               3
    Principal amount of loans and other
      investments originated ...................   $ 18,624,388     $ 9,420,696     $11,314,223     $ 3,959,335     $ 1,157,090
    Investment expenses as a percentage
      of average net assets ....................            4.8%            8.1%           19.5%           16.6%           19.3%

BALANCE SHEET DATA
    Loans and investment portfolio
      including assets acquired in
      liquidation ..............................   $102,739,179     $45,311,218     $13,364,711     $ 4,908,905     $ 3,977,593
    Total assets ...............................   $126,867,621     $50,128,912     $18,233,115     $20,748,682     $15,852,084
    SBA debentures .............................   $ 20,850,000     $15,300,000     $ 8,300,000     $ 8,900,000     $ 4,500,000
    Common stock (including additional
      paid-in capital) .........................   $ 26,968,537     $ 9,264,680     $ 9,492,599     $10,901,063     $10,901,063
    Accumulated deficit ........................   $    (44,848)    $  (301,434)    $   (58,048)    $  (556,091)    $  (318,898)
    Total shareholders' equity .................   $ 93,722,106     $33,477,319     $ 8,625,548     $10,610,022     $10,265,470


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Years Ended March 31, 2000, 1999, and 1998

INVESTMENT INCOME

         Investment income increased by $33,548 from $839,897 for the year ended March 31, 1999 to $873,445 for the year ended March 31, 2000, an increase of 4.0%. This reflected principally $42,755 in increased interest from temporarily invested funds as a result of the Company's sale of investments (mostly non-income producing equity investments) and higher prevailing interest rates. There was also an increase in other income of $55,759 principally due to a portfolio company stock dividend of $65,794. These increases were partially offset by decreases in interest from small business concerns and loan processing fees of $17,242 and $47,724, respectively due to a decrease in loan investments.

         The Company's investment income decreased by $278,230 from $1,118,127 for the year ended March 31, 1998 to $839,897 for the year ended March 31, 1999, a decrease of 24.9%. This reflected principally $326,692 in decreased interest from temporarily invested funds as a result of the Company's investments originated (mostly non-income producing equity investments) and lower prevailing interest rates. This was partially offset by increases in other income of $12,843, reflecting higher earnings on commitment fees, interest from small business concerns of $23,258 and loan processing fees of $12,361.

RETENTION OF NET LONG-TERM CAPITAL GAIN

         The Company elected to retain an undistributed net long-term taxable capital gain of $30,543,582 for the year ended March 31, 2000. The Company has accrued federal capital gains tax in relation to this gain of $10,690,254 and was subject to state tax. The Company's financial results for the year ended March 31, 2000 reflects the retention of this net long-term capital gain. Pursuant to the requirements of Subchapter M of the Internal Revenue Code, the Company timely notified shareholders that they will be required to include their portion of the undistributed net long-term capital gain as income for the tax year that includes March 31, 2000.

INTEREST EXPENSE

         Interest expense increased by $653,416 from $876,538 for the year ended March 31, 1999 to $1,529,954 for the year ended March 31,2000 due to new indebtedness of $5,550,000 incurred in 2000 and $7,000,000 indebtedness to the SBA incurred in the last month of the prior year. Interest expense increased by $62,229 from $814,309 for the year ended March 31, 1998 to $876,538 for the year ended March 31, 1999 due to the increased indebtedness of $7,000,000 to the SBA.

OPERATING EXPENSES

The Company's operating expense increased from $1,175,493 for the year ended March 31, 1999 to $1,902,865 for the year ended March 31, 2000, primarily as a result of an increase in professional fees of $220,812 due to legal fees incurred in the pending investigation relating to the indictments filed in July 1999 against the Company's former underwriter as well as increased accounting fees of $62,894. Payroll and payroll related expenses increased by $131,689 due to increased officer salaries. Stock record and financial printing costs increased by $114,725 due to the cost of listing the Company on the Nasdaq National Market along with increases in both stock transfer and printing costs. The Company accrued $100,000 for state taxes, as a result of the retained realized gains and insurance expense increased $50,457 due to increases in both officers and directors liability and fidelity bond coverage.

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

REALIZED GAINS OR LOSSES ON EQUITY INVESTMENTS

         The Company realizes gains or losses on its equity investments or rights to acquire equity investments upon the disposition or write-offs thereof. The realized gain for the year ended March 31, 2000 of $30,851,848 primarily reflected long term capital gains on equity securities of $31,578,579, short term gains on equity securities of $96,972 and a bad debt recovery of $40,954 offset by write-offs totaling $864,657. The realized gain for the year ended March 31, 1999 of $740,829 primarily reflected gains on equity sales of $1,213,016 principally offset by write-offs totaling $466,919 and lesser miscellaneous net participant payments of $5,268.

UNREALIZED APPRECIATION OR DEPRECIATION OF LOANS AND INVESTMENTS.

         As an investment company, the Company evaluates its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments, but has no impact on net investment income. There was unrealized appreciation on loans and investments of $42,284,344 for the year ended March 31, 2000 (principally reflecting the increased market price of six publicly traded portfolio companies offset by the decreased market price of two publicly traded portfolio companies) compared with unrealized appreciation of $25,323,076 for the year ended March 31, 1999 (principally reflecting the market price of equity investments in two publicly traded portfolio companies) and unrealized depreciation of $1,074,053 for the year ended March 31, 1998. As of June 9, 2000, certain investments in the portfolio experienced a substantial reduction in market value from March 31, 2000. The most significant declines in market value were to Cyberian Outpost, Inc., which decreased from $8.50 per share at March 31, 2000 to $5.094 per share and Commerce One, Inc., which decreased from $149.250 per share at March 31, 2000 to $107.625 per share (unadjusted for a 2:1 stock split for comparison purposes).

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2000, the Company had cash and short-term bank money market investments totaling $23,314,112. Subsequent to March 31, 2000, the Company paid $10,690,254 in undistributed long-term capital gain federal income tax on behalf of its shareholders. The Company also paid subsequent to fiscal year-end 2000 a New York State tax of $103,688 in relation to this gain that is not subject to pass through to its shareholders. Subsequent to year-end, the Company sold shares in a portfolio company for gross proceeds of $5,866,495 and repaid an SBA debenture of $300,000 that matured. In October 2000, the Company will repay its subordinated debentures in the amount of $1,089,000. The Company believes that its cash and short-term investments, along with both its possible use of additional SBA debenture funding and ability to sell certain of its publicly traded portfolio investments, will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           Page
                                                                           ----
Reports of Independent Accountants..........................                F-1
Balance Sheets .............................................                F-2
Statements of Operations ...................................                F-3
Statements of Changes in Shareholders' Equity ..............                F-4
Statements of Cash Flows ...................................                F-5
Financial Highlights (Per Share Data and
 Ratios/Supplemental Data) .................................                F-6
Notes to Financial Statements ..............................   F-7 through F-15
Portfolio of Investments ...................................  F-16 through F-20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements:

                  See Item 8 of Part II hereof.

     (b) No reports on Form 8-K were filed during the fourth quarter of the registrant's fiscal year ended March, 31, 2000.

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

               10(I). Employment Agreement with Paul A. Perlin, dated June 24, 1999 as of November 1, 1998.

               10(J). Employment Agreement with David Greenberg, dated June 24, 1999 as of November 1, 1998.

                  11.   Statement of Computation of Earnings (Loss) Per Share.

                  27.   Financial Data Schedule.

          (d) Financial Statement Schedules: The schedules specified under Regulation S-X are either included in this Form 10-K, not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WINFIELD CAPITAL CORP.

Dated:  June 26, 2000

                                             By:      /s/ PAUL A. PERLIN
                                                 ------------------------------
                                                        PAUL A. PERLIN
                                                    CHAIRMAN OF THE BOARD


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  June 26, 2000                 By:         /s/ PAUL A. PERLIN
                                           -------------------------------------
                                                   CHAIRMAN OF THE BOARD
                                          (CHIEF EXECUTIVE OFFICER) AND DIRECTOR


Dated:  June 26, 2000                 By:        /s/ R. SCOT PERLIN
                                           -------------------------------------
                                                    R. SCOT PERLIN
                                              (CHIEF FINANCIAL OFFICER &
                                          CHIEF ACCOUNTING OFFICER) AND DIRECTOR


Dated:  June 26, 2000                 By:         /s/ DAVID GREENBERG
                                           -------------------------------------
                                                    DAVID GREENBERG
                                             MANAGING DIRECTOR AND DIRECTOR


Dated:  June 26, 2000                 By:        /s/ JOEL I. BARAD
                                           -------------------------------------
                                                   JOEL I. BARAD
                                                     DIRECTOR


Dated:  June 26, 2000                 By:       /s/ BARRY J. GORDON
                                           -------------------------------------
                                                    BARRY J. GORDON
                                                      DIRECTOR


Dated:  June 26, 2000                 By:       /s/ BRUCE A. KAUFMAN
                                           -------------------------------------
                                                    BRUCE A. KAUFMAN
                                                      DIRECTOR


Dated:  June 26, 2000                 By:       /s/ ALLEN L. WEINGARTEN
                                           -------------------------------------
                                                   ALLEN L. WEINGARTEN
                                                       DIRECTOR

                          INDEX TO FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA




                                                                         Page
                                                                       ---------


Report of Independent Accountants ....................................   F-1

Balance Sheets
  (At March 31, 2000 and 1999) .......................................   F-2

Statements of Operations
  (For each of the three years in the period ended March 31, .........   F-3
  2000)

Statements of Changes in Shareholders' Equity ........................   F-4
  (For each of the three years in the period ended March 31,
  2000)

Statements of Cash Flows
  (For each of the three years in the period ended March 31, .........   F-5
  2000)

Financial Highlights .................................................   F-6
  Per Share Data
    (For the years ended March 31, 2000 and 1999)
  Ratios/Supplemental Data
    (For the years ended March 31, 2000 and 1999)

Notes to Financial Statements ........................................ F-7-F-15

Portfolio of Investments ............................................. F-16-F-20

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration):


We have audited the accompanying balance sheets of Winfield Capital Corp. as of March 31, 2000 and 1999, including its portfolio of investments as of March 31, 2000 and 1999, and the related statements of operations, of changes in shareholders' equity and of cash flows for each of the three years in the period ended March 31, 2000 and the financial highlights for the periods indicated thereon. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the financial highlights are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of March 31, 2000 and 1999 by examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and the financial highlights referred to above present fairly, in all material respects, the financial position of Winfield Capital Corp. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 and the financial highlights for the periods indicated thereon, in conformity with accounting principles generally accepted in the United States of America.


                                 /s/ PRICEWATERHOUSECOOPERS LLP
                                 ------------------------------
                                     PricewaterhouseCoopers LLP

New York, NY
June 9, 2000



                                             WINFIELD CAPITAL CORP.
                                                 BALANCE SHEETS

                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                       2000              1999
                                                                                  -------------    -------------
ASSETS

Investments, at value:
   Loans and notes receivable  (cost: $6,708,130 and $5,327,319,
     respectively) ............................................................   $   6,573,132    $   5,134,357
   Equity interests in small business concerns (cost: $28,908,046 and
     $14,342,312, respectively) ...............................................      95,943,961       39,954,775
   Assets acquired in liquidation (cost: $324,586 and $1,127,514,
     respectively) ............................................................         222,086          222,086
                                                                                  -------------    -------------
        TOTAL INVESTMENTS .....................................................     102,739,179       45,311,218

Cash ..........................................................................      23,314,112        3,427,719
Accrued interest receivable ...................................................         142,243          135,007
Receivable from broker ........................................................            --            782,624
Furniture and equipment (net of accumulated depreciation of $23,313
   and $74,827, respectively) .................................................          12,580           12,797
Other assets (principally deferred debenture costs) ...........................         659,507          459,547
                                                                                  -------------    -------------
        TOTAL ASSETS ..........................................................   $ 126,867,621    $  50,128,912
                                                                                  -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Debentures payable to the U.S. Small Business Administration ..................   $  20,850,000    $  15,300,000
Subordinated debentures payable ...............................................       1,065,177        1,024,340
Income taxes payable ..........................................................      10,690,254             --
Accrued expenses ..............................................................         535,472          302,958
Deferred income ...............................................................           4,612           24,295
                                                                                  -------------    -------------
        TOTAL LIABILITIES .....................................................      33,145,515       16,651,593
                                                                                  -------------    -------------
Commitments and contingencies (Note 7)

Shareholders' equity:
   Preferred stock - $.001 par value; Authorized - 1,000,000 shares; issued and outstanding - none

   Common stock - $.01 par value; Authorized - 10,000,000 shares; issued and outstanding - 5,346,084 shares at March 31, 2000
     and 5,023,361 shares at March 31, 1999 ...................................          53,461           50,234
   Additional paid-in capital .................................................      26,915,076        9,214,446
   Accumulated deficit (dated May 2, 1995) ....................................         (44,848)        (301,434)
   Unrealized appreciation on investments, net ................................      66,798,417       24,514,073
                                                                                  -------------    -------------
        TOTAL SHAREHOLDERS' EQUITY ............................................      93,722,106       33,477,319
                                                                                  -------------    -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................   $ 126,867,621    $  50,128,912
                                                                                  -------------    -------------

                     The accompanying notes are an integral part of the financial statements.

                                      WINFIELD CAPITAL CORP.
                                     STATEMENTS OF OPERATIONS



                                                                       MARCH 31,
                                                     --------------------------------------------
                                                          2000           1999             1998
                                                     ------------    ------------    ------------
Investment income:
    Interest from small business concerns ........   $    563,283    $    580,525    $    557,267
    Interest from invested idle funds ............        235,894         193,139         519,831
    Loan processing fees .........................          3,684          51,408          39,047
    Other income .................................         70,584          14,825           1,982
                                                     ------------    ------------    ------------

            TOTAL INVESTMENT INCOME ..............        873,445         839,897       1,118,127
                                                     ------------    ------------    ------------

Expenses:
    Interest .....................................      1,529,954         876,538         814,309
    Payroll and payroll related expenses .........        661,974         530,285         526,140
    General and administrative expenses ..........        337,767         225,551         262,680
    Professional fees ............................        562,436         341,624         189,424
    Depreciation and amortization ................         58,527          48,610          29,771
    Other operating costs ........................        282,161          29,423          22,018
                                                     ------------    ------------    ------------

            TOTAL INVESTMENT EXPENSES ............      3,432,819       2,052,031       1,844,342
                                                     ------------    ------------    ------------

            INVESTMENT LOSS - NET ................     (2,559,374)     (1,212,134)       (726,215)
                                                     ------------    ------------    ------------
Realized gain (loss) on investments ..............     30,851,848         740,829        (184,206)

Change in unrealized appreciation (depreciation)
    of investments ...............................     42,284,344      25,323,076      (1,074,053)
                                                     ------------    ------------    ------------
            GAIN (LOSS) ON INVESTMENTS, NET ......     73,136,192      26,063,905      (1,258,259)
                                                     ------------    ------------    ------------
            NET INCREASE (DECREASE) IN
               SHAREHOLDERS' EQUITY RESULTING
               FROM OPERATIONS ...................   $ 70,576,818    $ 24,851,771    $ (1,984,474)
                                                     ------------    ------------    ------------
Per share net increase (decrease) in shareholders'
    equity resulting from operations:
      Basic ......................................   $      13.36    $       4.95    $      (0.40)
                                                     ------------    ------------    ------------
      Diluted ....................................   $      12.09    $       4.54    $      (0.40)
                                                     ------------    ------------    ------------

             The accompanying notes are an integral part of the financial statements.


                                                      WINFIELD CAPITAL CORP.
                                          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                           ACCUMULATED DEFICIT
                                                                        ---------------------------
                                                                        UNDISTRIBUTED       NET        UNREALIZED
                                                           ADDITIONAL        NET      UNDISTRIBUTED   APPRECIATION
                                          COMMON STOCK       PAID-IN     INVESTMENT     REALIZED    (DEPRECIATION)ON
                                        SHARES    AMOUNT     CAPITAL        INCOME     GAIN/(LOSS     INVESTMENTS-NET      TOTAL
                                      ---------   ------   -----------  ------------  -------------   ----------------  ----------
Balance -April 1, 1997 .............  5,023,361  $50,234  $ 10,850,829  $  (556,091)         --      $    265,050     $ 10,610,022
Net decrease in
    shareholders'
    equity resulting
    from operations ................       --       --            --       (726,215)     (184,206)     (1,074,053)      (1,984,474)

Reclassification
    pursuant to SOP 93-2
    as described in Note 2 .........       --       --      (1,408,464)   1,282,306       126,158            --
                                      ---------  -------  ------------  -----------  ------------    ------------     ------------
Balance - March 31, 1998 ...........  5,023,361   50,234     9,442,365         --         (58,048)       (809,003)       8,625,548

Net increase (decrease) in
    shareholders'
    equity resulting
    from operations ................       --       --            --     (1,212,134)      740,829      25,323,076       24,851,771

Reclassification
    pursuant to SOP 93-2
    as described in Note 2 .........       --       --        (227,919)   1,211,148      (983,229)
                                      ---------  -------  ------------  -----------  ------------    ------------     ------------
Balance - March 31, 1999 ...........  5,023,361   50,234     9,214,446         (986)     (300,448)     24,514,073       33,477,319

Exercise of common
    stock options ..................    322,723    3,227       354,996         --            --              --            358,223

Net increase (decrease) in
    shareholders'
    equity resulting
    from operations ................       --       --            --     (2,559,374)   30,851,848      42,284,344       70,576,818

Deemed distribution on realized gain       --       --            --           --     (10,690,254)           --        (10,690,254)

Reclassification
    pursuant to SOP 93-2
    as described in Note 2 .........       --       --      17,345,634    2,515,512   (19,861,146)           --             --
                                      ---------   ------  ------------  -----------  ------------    ------------     ------------

Balance - March 31, 2000 ...........  5,346,084  $53,461  $ 26,915,076  $   (44,848) $       --      $ 66,798,417     $ 93,722,106
                                      ---------  -------  ------------  -----------  ------------    ------------     ------------


                             The accompanying notes are an integral part of the financial statements.

                                                      WINFIELD CAPITAL CORP.
                                                     STATEMENTS OF CASH FLOWS


                                                                                               YEARS ENDED MARCH 31,
                                                                                -------------------------------------------------
                                                                                     2000              1999*             1998*
                                                                                 ------------      ------------      ------------
Operating activities:
    Net increase (decrease) in shareholders' equity
      resulting from operations ............................................     $ 70,576,818      $ 24,851,771      $ (1,984,474)
    Adjustments to reconcile net increase (decrease)
      in shareholders' equity resulting from operations
      to net cash used in operating activities:
        Realized (gain) loss on investment .................................      (30,851,848)         (740,829)          184,206
        Stock dividends reinvested .........................................          (41,059)             --                (159)
        Change in unrealized (appreciation)
          depreciation on investments ......................................      (42,284,344)      (25,323,076)        1,074,053
        Depreciation and amortization of fixed assets ......................            4,771             6,577             6,433
        Amortization of debenture costs ....................................          123,322           111,600            92,904
        Decrease in receivable from broker .................................          782,624              --                --
        (Increase) decrease in accrued interest receivable .................           (7,236)           29,549           (92,468)
        (Increase) decrease in other assets ................................          (91,945)           18,559            (6,724)
        Increase (decrease) in deferred income .............................          (19,684)          (20,608)           44,903
        Increase (decrease) in accrued expenses ............................          232,514            23,796           (16,833)
                                                                                 ------------      ------------      ------------
             NET CASH USED IN OPERATING ACTIVITIES .........................       (1,576,067)       (1,042,661)         (698,159)
                                                                                 ------------      ------------      ------------

Investing activities:
    Purchases of short-term marketable securities ..........................         (338,000)       (1,201,919)       (4,845,368)
    Proceeds from the maturity of short-term marketable securities .........          434,973         4,664,506        13,491,055
    Proceeds from recovery of bad debt .....................................           40,954              --                --
    Cost of assets acquired in liquidation .................................             --              (6,500)             --
    Proceeds from sale of equity interests .................................       32,924,581           377,907           105,198
    Investments originated .................................................      (18,624,388)       (9,420,696)      (11,314,223)
    Proceeds from collection of loans ......................................        1,311,171         2,187,485         1,508,598
    Acquisition of fixed assets ............................................           (4,554)             (759)          (13,199)
    Proceeds on sale of assets acquired in liquidation .....................             --             196,579              --
                                                                                 ------------      ------------      ------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...........       15,744,737        (3,203,397)       (1,067,939)
                                                                                 ------------      ------------      ------------
Financing activities:
    Proceeds from debentures payable to the SBA ............................        6,300,000         7,000,000
    Repayment of debentures payable to the SBA and bank note ...............         (750,000)                           (600,000)
    Proceeds from exercise of options ......................................          358,223
    Debenture costs paid ...................................................         (190,500)         (175,000)         (100,000)
                                                                                 ------------      ------------      ------------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........        5,717,723         6,825,000          (700,000)
                                                                                 ------------      ------------      ------------
             INCREASE (DECREASE) IN CASH ...................................       19,886,393         2,578,942        (2,466,098)
    Cash - beginning of year ...............................................        3,427,719           848,777         3,314,875
                                                                                 ------------      ------------      ------------
             CASH - END OF YEAR ............................................     $ 23,314,112      $  3,427,719      $    848,777
                                                                                 ------------      ------------      ------------
Supplemental disclosures of cash flow information:
    Cash paid for interest .................................................     $  1,418,238      $    799,521      $    749,723
                                                                                 ------------      ------------      ------------
Supplemental schedule of non-cash investing and financing activities:
    Federal income tax -- deemed distribution ..............................     $ 10,690,254      $       --        $       --
                                                                                 ------------      ------------      ------------
    Fixed assets fully depreciated and written off to
      accumulated depreciation .............................................     $     56,285      $       --        $       --
                                                                                 ------------      ------------      ------------
    Assets acquired in liquidation of loans ................................     $       --        $       --        $    688,809
                                                                                 ------------      ------------      ------------

-------------------

* Certain prior year amounts have been reclassified to conform with the 2000 presentation.


                             The accompanying notes are an integral part of the financial statments.

                             WINFIELD CAPITAL CORP.
                              FINANCIAL HIGHLIGHTS


                                                  YEARS ENDED MARCH 31,
                                             -----------------------------
                                                    2000            1999
                                             ------------     ------------
PER SHARE OPERATING PERFORMANCE
Shareholders' equity, beginning
  of period ..............................   $       6.66     $       1.71
                                             ------------     ------------

Investment loss - net ....................          (0.48)           (0.24)

Net realized  and unrealized gain
  on investments .........................          13.68             5.19
                                             ------------     ------------
Total from investment operations .........          13.20             4.95
                                             ============     ============
Shareholders' equity, end of year ........   $      17.53     $       6.66
                                             ============     ============
Per share market value, end of year ......   $      21.38     $      20.19
                                             ------------     ------------
Shares outstanding, end of year ..........      5,346,084        5,023,361
                                             ------------     ------------

RATIO/SUPPLEMENTAL DATA

Shareholders' equity, end of period ......   $ 93,722,106     $ 33,477,319

Ratio of investment expenses to average
shareholders' equity .....................           4.81%            8.12%

Ratio of investment loss, net to average
shareholders' equity .....................          (3.58%)          (4.80%)


    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    Years Ended March 31, 2000, 1999 and 1998


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

          The Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and make equity investments in, independently owned and operated business concerns that, in accordance with SBA Regulations, (i) do not have a net worth in excess of $18 million and do not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The Company invests in all kinds and classes of securities of portfolio companies, including, but not limited to, notes and bonds; straight, senior, subordinated, convertible and interest-paying debentures, preferred stock, common stock, and options and warrants to purchase the foregoing. The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and will continue to be made, with the intention of having loans repaid within five years and equity investments liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a shorter or longer period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     VALUATION OF INVESTMENTS

          Securities that are traded on a securities exchange or the Nasdaq National Market, which are not deemed to be restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date. A valuation discount is applied if the number of securities held is substantial in relation to the average daily trading volume.

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2000, 1999 and 1998


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

          Investments in non-public companies securities (including equity investments, warrants and convertible instruments) are recorded at fair value as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flows from operations, the market for comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securities are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

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

          At March 31, 2000 and 1999, the investment portfolio included investments totaling $21,464,505 and $15,507,529, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. In addition, investments in restricted securities, which have been subjected to a discount as determined by the Board of Directors amounted to $21,703,752. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

          At March 31, 2000, all investments were in small business concerns located in the United States of America.

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2000, 1999 and 1998



      DESCRIPTION OF LOAN TERMS

          The Company's loans to small business concerns range up to approximately $2,200,000 in size, typically have a five-year maturity, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions.

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

      FURNITURE AND EQUIPMENT

          Furniture and equipment are carried at cost. The Company depreciates furniture and equipment over an estimated useful life of 10 years using the straight-line method except for computer equipment which is depreciated under an accelerated method over five years.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2000, 1999 and 1998

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

          At March 31, 2000 and 1999, the aggregate gross unrealized depreciation of investments was $2,795,920 and $1,098,390, respectively, and the aggregate gross unrealized appreciation of investments was $69,594,337 and $25,612,463, respectively, resulting in a net unrealized appreciation of $66,798,417 and $24,514,073, respectively.

          In the fiscal year ended March 31, 2000, the Company accrued federal income taxes of $10,690,254 on retained realized gains recorded during the fiscal year. The accrual was treated as a deemed distribution because taxes will be paid on behalf of the Company's shareholders. As a result, the Company did not recognize income tax expense for the accrual, but rather recorded the amount in the Statement of Changes in Shareholders' Equity. The Company accrued an additional $100,000 for state taxes as a result of the retained realized gains.

      STOCK OPTIONS

          The Company accounts for stock-based compensation relating to its stock option plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's shares at the date of grant over the exercise price of the option granted. No compensation cost has been recognized in connection with the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" (see Note 8).

      PER SHARE DATA

          Under SFAS No. 128 "Earnings Per Share", net increase (decrease) in shareholders' equity per share is computed by dividing net increase (decrease) in shareholders' equity by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2000, 1999 and 1998

      RISKS AND UNCERTAINTIES

          Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, the Company is required to advise shareholders annually that the Company is engaged in a high risk business. Loans and other investments to small business concerns are extremely speculative. Most of such concerns are privately held. Even if a public market for the securities of such concerns exists, the loans and other securities purchased by the Company are often restricted against sale or other transfer for specified periods of time. Thus, such loans and other investments have little, if any, liquidity, and the Company must bear significantly larger risks, including possible losses on such investments, than would be the case with traditional investment companies. The market value of public securities may fluctuate significantly in response to factors which are beyond the Company's control.

      USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the valuation of securities. Actual results could differ from those estimates.

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

4.   DEBENTURES PAYABLE TO THE U.S. SMALL BUSINESS ADMINISTRATION:

          Debentures payable to the SBA at March 31, 2000, with interest payable semi-annually, consist of the following:

                                                             INTEREST RATE
           AMOUNT                               DUE DATE      (PER ANNUM)
         ---------                             ----------    -------------
      $    300,000 .........................   06/01/2000       9.300%
           900,000 .........................   09/01/2001       8.330%
           750,000 .........................   09/01/2005       6.875%
           600,000 .........................   09/01/2005       6.875%
         5,000,000 .........................   06/01/2006       7.710%
         3,000,000 .........................   03/01/2009       6.240%
         4,000,000 .........................   03/01/2009       6.240%
         3,000,000 .........................   09/01/2009       7.220%
         3,300,000 .........................   03/01/2010       7.640%
      ------------
      $ 20,850,000
      ============

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2000, 1999 and 1998


          Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In January 1998, the Company paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of SBA Guaranteed Debentures through September 30, 2002. An additional fee of $175,000 has been charged to the Company with the drawdown in January 1999 of $7,000,000 of such SBA Debentures. In November 1999, the Company paid a non-refundable commitment fee of $33,000 to the SBA to reserve $3,300,000 of Guaranteed Debentures through September 30, 2003. Additional fees of $82,500 have been charged to the Company with the drawdown in November 1999 of the $3,300,000.

5.   SUBORDINATED DEBENTURES:

          In October 1995, in conjunction with its public offering of common stock, the Company issued 6.5% subordinated debentures due in October 2000 with warrants attached. The debentures are unsecured, have no sinking fund provision and are not issued under a trust agreement. At March 31, 2000 and 1999, the debentures are carried, net of unamortized discount, as follows:

                                                   2000         1999
                                                ----------   ----------

     Face value of debentures ................  $1,089,000   $1,089,000
     Less, unamortized discount ..............      23,823       64,660
                                                ----------   ----------
                                                $1,065,177   $1,024,340
                                                ==========   ==========


          The debentures have been discounted to yield an effective interest rate of 8.0%.

6.   TRANSACTIONS WITH AFFILIATES:

          Mr. Stanley M. Pechman, the Company's former President, and Maple Investors, Inc., a corporation whose shares are held in trust for members of Stanley M. Pechman's family have on occasion participated with the Company in portfolio investments. During 2000, 1999 and 1998, Mr. Pechman and Maple Investors, Inc. were participants in loans of approximately $19,000, $86,000, and $88,000, respectively. During the year ended March 31, 1998, certain officers and directors of the Company acquired participations totaling $435,000 as part of a loan of $2,000,000 made to a portfolio company which was satisfied by year end; the Company and all the other participants received a beneficial interest in a warrant from this portfolio Company and the warrant was exercised during the year ended March 31, 1999.

7.   COMMITMENTS:

          The Company has operating leases on real property expiring through November 30, 2002 with aggregate minimum rental commitments as follows:

      Fiscal Year Ending                                    March 31,
     -------------------                                   ----------
            2001 .......................................   $ 39,988
            2002 .......................................     41,406
            2003 .......................................     28,251
                                                          ---------
                                                          $ 109,645
                                                          =========

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2000, 1999 and 1998


          Rent expense was $40,069, $38,948 and $35,579 for the years ended March 31, 2000, 1999 and 1998, respectively.

8.    STOCK OPTION PLAN:

          In October 1995 and amended by shareholder vote in September 1997, the Company adopted the 1995 stock option plan (the "Plan") by which 1,250,000 shares of common stock were reserved for issuance pursuant to options granted under the Plan. Under the Plan, options intended to qualify as "incentive stock options" under Section 422 of the Code ("Qualified Options"), options not intended to qualify as qualified options, stock appreciation rights ("SARs") and shares of Restricted Common Stock may be granted or issued.

          Qualified Options granted to Eligible Employees under the Plan will be exercisable at a price equal to the fair market value of the shares at the time the Qualified Option is granted, or, if no such market value is determinable, at the current net asset value of such shares, except for options granted to any employee who owns 10% or more of the outstanding stock of the Company (a "10% stockholder"), for which the exercise price may not be less than 110% of the current fair market value of the common stock. If the aggregate fair market value (determined at the time the Qualified Option is granted) of the shares exercisable for the first time by any grantee during any calendar year exceeds $100,000, such excess shares may not be treated as a Qualified Option. No Qualified Option may be exercised more than 10 years after the date on which it is granted, except that such period may not exceed five years in the case of an option granted to a 10% stockholder.

          Options not intended to qualify as qualified options may be granted to Eligible Employees under the Plan and shall have such exercise prices and such other terms and conditions as the Compensation Committee (the "Committee") may determine in its discretion, subject to the requirements of the 1940 Act.

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                    Years Ended March 31, 2000, 1999 and 1998


          Stock option transactions are as follows:



                                                        2000                1999                 1998
                                               ------------------    ------------------   -------------------
                                                 Shares   Average     Shares    Average     Shares    Average
                                               ---------  -------    ---------  -------   ---------  --------
Balance, beginning of fiscal year..........    1,185,286   $ 1.16    1,249,572   $ 1.16     458,572    $ 1.24
Granted ...................................         --                    --                791,000      1.11
Exercised .................................     (322,723)    1.11         --                   --
Expired ...................................         --                 (64,286)    1.16        --
                                               ---------             ---------            ---------
Balance, end of fiscal year ...............      862,563     1.17    1,185,286     1.16   1,249,572      1.16
                                               =========             =========            =========
Options exercisable
   at end of fiscal year ..................      778,563     1.14    1,101,286     1.12     980,572      1.13
                                               =========             =========            =========


          The Company applies the intrinsic value based method permitted by SFAS 123 in accounting for its stock-based compensation plans and awards. Accordingly, no compensation expense has been recognized since the options were granted with exercise prices equal to the market value of the common stock on the date of grant.

          Had the Company measured compensation expense under the fair value based method, there would be no change to net income and net income per share for the years ended March 31, 2000 and 1999. For the year ended March 31, 1998, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                       1998
                                                                 -------------
     Net income - as reported .................................   $ (1,984,474)
     Net income - pro forma ...................................   $ (2,381,208)
     Net income per share - as reported .......................   $       (.40)
     Net income per share - pro forma .........................   $       (.47)


          The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants - expected volatility of 40%; risk-free interest rate of approximately 6.1%; and expected lives ranging from 3 to 6 years.

9.    CONCENTRATION OF CREDIT RISK:

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of cash of $23,314,112 at March 31, 2000. Cash is invested with banks in amounts that, at times, exceed insurable limits. In addition, 60% of the Company's total investment market value is held with two equity securities, Commerce One, Inc. and Cyberian Outpost, Inc.

                             WINFIELD CAPITAL CORP.

                                 March 31, 2000


10.  EARNINGS (LOSS) PER COMMON SHARE:

          The reconciliation of basic and diluted earnings (loss) per common share computation is as follows:



                                                               Years Ended March 31,
                                                       ----------------------------------------
                                                           2000         1999            1998
                                                       -----------   -----------   -----------
Basic and diluted earnings (loss) per common share
Net earnings (loss) available for common stock
  equivalent shares deemed to have a dilutive effect   $70,576,818   $24,851,771   $(1,984,474)
                                                       ===========   ===========   ===========
Earnings (loss) per common share
  Basic ............................................   $     13.36   $      4.95   $     (0.40)
                                                       ===========   ===========   ===========
  Diluted ..........................................   $     12.09   $      4.54   $     (0.40)
                                                       ===========   ===========   ===========
Shares used in computation:
  Basic:
    Weighted average common shares .................     5,282,131     5,023,361     5,023,361
                                                       ===========   ===========   ===========
  Diluted:
    Weighted average common shares .................     5,282,131     5,023,361     5,023,361
                                                       ===========   ===========   ===========
    Common stock equivalents .......................       554,428       453,300           (A)
                                                       -----------   -----------   -----------
                                                         5,836,559     5,476,661     5,023,361
                                                       ===========   ===========   ===========


-----------------------

     (A) For the year ended March 31, 1998, the effect of exercising the outstanding stock options would have been antidilutive and, therefore, the use of common stock equivalent shares was not considered.

11.  SUBSEQUENT EVENTS:

          Subsequent to March 31, 2000, the Company converted its outstanding loan and interest balance with e-Media, LLC and Pseudo Programs, Inc. into common shares of those companies. In addition, the Company has warrants to purchase additional shares of those companies.

          During April 2000, the Company sold 70,000 shares of Commerce One, Inc. for gross proceeds of $5,866,495. After the sale and adjusted for a 2:1 stock split, the Company had 700,146 shares of Commerce One, Inc.

          Subsequent to March 31, 2000, the Company repaid an SBA debenture of $300,000 that matured.

          As of June 9, 2000, certain investments in the portfolio experienced a substantial reduction in market value from March 31, 2000. The most significant declines in market value were to Cyberian Outpost, Inc. which decreased from $8.50 per share at March 31, 2000 to $5.094 per share and Commerce One, Inc., which decreased from $149.250 per share at March 31, 2000 to $107.625 per share (unadjusted for a 2:1 stock split for comparison purposes).

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS
                                 March 31, 2000


LOANS AND NOTES RECEIVABLES

                                                                          Loan
                                                                        Maturity     Interest                            % of Total
            Company Name                               Industry           Date       Rate (%)     Cost        Value      Investments
----------------------------------------------   --------------------   ---------    -------   ----------   ----------   -----------
Loans
D&S Diner Rte 7 Cobleskill Diner Corp. (a) (b)   Restaurant             16-Oct-00     16.25    $   30,009   $    5,009      0.0%
Diversified Development, LLC (c) .............   Land Development       23-Dec-02     16.00       430,000      430,000      0.4%
Diversified Development, LLC .................   Land Development       20-Jun-01     14.00       600,000      600,000      0.6%
e-Media, LLC (d) .............................   Web Design             07-Jun-00     10.00     2,200,000    2,200,000      2.1%
H. Lockings Corp. ............................   Food Service           19-Jul-95     16.25        30,765       30,765      0.0%
HPA Monon Corp. ..............................   Trailer Manufacturer   15-May-02     12.00     2,000,000    2,000,000      1.9%
Improved Drinking Water & Pool Co. (c) .......   Swimming Pools         31-Dec-99     12.00         2,000        2,000      0.0%
Matt-Con Services Corp. ......................   Construction           01-Nov-99     10.00        29,209       29,209      0.0%
(formerly Francis A. Lee, Inc.)
No-Name Deli/Grocery, Inc. (a) ...............   Food Service           01-Aug-93     16.50       142,484       52,484      0.1%
Phone Management Enterprises, Inc.(a) ........   Communication          18-Sep-01      None        62,839       42,841      0.0%
Pseudo Programs, Inc. (d) ....................   Web Media              02-Aug-00      8.50       500,000      500,000      0.5%
Senior Housing Concepts ......................   Assisted Living        12-Sep-00     18.00       380,000      380,000      0.4%

NOTES RECEIVABLE
Gabriel Lamanna ..............................   Real Estate            01-Mar-04     11.50        68,012       68,012      0.1%
957 South Elmora, Inc. (a) ...................   Real Estate            01-Dec-04      7.50        89,280       89,280      0.1%
Vassar Development Corp. .....................   Real Estate            07-Apr-03     10.00       143,532      143,532      0.1%
                                                                                               ----------   ----------      ---
     Total Loans and Notes Receivable .....................................................    $6,708,130   $6,573,132      6.4%
                                                                                               ==========   ==========      ===


------------

(a)  non-income producing or past due as to required principal and/or interest

(b)  foreclosed upon

(c)  repaid subsequent to year end

(d)  converted into equity subsequent to year end


               See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS
                                 March 31, 1999




LOANS AND NOTES RECEIVABLES

                                                                           Loan
                                                                         Maturity    Interest                             % of Total
           Company Name                             Industry               Date      Rate (%)      Cost       Value      Investments
------------------------------------------------   --------------------  ---------   --------   ----------  ----------   -----------
LOANS
Bob's Auto Body Shop (a)(c) ....................   Auto Repairs          01-Mar-98      15.00   $   10,023  $   10,023       0.0%
Carpenito's Restaurant, Inc. (a)(c) ............   Restaurant            01-Feb-01      12.00      135,563     135,563       0.3%
D&S Diner Rte 7 Cobleskill Diner Corp. (a)(b) ..   Restaurant            16-Oct-00      16.25      130,982      80,982       0.2%
Diversified Development, LLC ...................   Land Development      20-Jun-01      14.00      600,000     600,000       1.3%
Diversified Development, LLC ...................   Land Development      20-Jun-01      16.00      430,000     430,000       0.9%
Francis A. Lee, Inc. (a) .......................   Construction          01-Sep-97      15.00       66,186      56,186       0.1%
H. Lockings Corp. (a) ..........................   Food Service          19-Jul-95      16.25       33,016      33,016       0.1%
HPA Monon Corp. ................................   Trailer Manufacturer  15-May-02      12.00    2,000,000   2,000,000       4.4%
Improved Drinking Water & Pool Co. (a) .........   Swimming Pools        31-Dec-99      12.00       20,805      10,805       0.0%
Jerusalem Refrigeration Corp. (c) ..............   Refrigeration         01-May-00      15.50       24,725      24,725       0.1%
NAI Technologies, Inc. (c) .....................   Computer Systems      15-Jan-01      12.00      400,000     400,000       0.9%
No-Name Deli/Grocery, Inc. (a) .................   Food Service          28-Jul-93      16.50      142,928      52,928       0.1%
Phone Management Enterprises, Inc.(a) ..........   Communication         15-Aug-95       None       64,448      44,448       0.1%
Senior Housing Concepts ........................   Assisted Living       12-Mar-00      18.00      800,000     800,000       1.8%

NOTES RECEIVABLE

Barrier Motor Fuels, Inc. (c) ..................   Gas Retailing         01-Apr-99      15.00      112,688     112,688       0.2%
Gabriel Lamanna ................................   Real Estate           01-Mar-04      11.50       80,681      80,681       0.2%
Gisante Realty Corp. (a)(d) ....................   Real Estate           08-Mar-96      11.00       12,962        --         0.0%
957 South Elmora, Inc. (a) .....................   Real Estate           01-Dec-04       7.50      103,280     103,280       0.2%
Vassar Development Corp. .......................   Real Estate           07-Apr-03      10.00      159,032     159,032       0.4%
                                                                                                ----------  ----------      ----
     Total Loans and Notes Receivable ........................................................  $5,327,319  $5,134,357      11.3%
                                                                                                ==========  ==========      ====


---------------

(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon

(c) repaid subsequent to year end

(d)  written off subsequent to year end


               See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS
                                 March 31, 2000



EQUITY INTERESTS



        Company Name                                Industry                                    Number of Shares
-----------------------------------    ----------------------------------    ------------------------------------------------------
Big Foot IMS, Inc.                     E-Marketing Services                  52,631 Shares, Unregistered Series A Preferred Stock

Bluestone Software, Inc. (a)           Software Provider                     87,170 Shares, Restricted Common Stock

Capstone Turbine Corporation           Alternative Energy                    187,500 Shares, Unregistered Series G Preferred Stock

Commerce One, Inc. (a)                 Enterprise                            252,009 Shares, Common Stock
                                       Procurement Software                  165,564 Shares, Restricted Common Stock

Cool Zone, Inc.                        Cooling Systems                       40,000 Shares, Unregistered Common Stock

Creative Foods, Inc. (a)               Specialty Baking                      Warrant to Purchase Common Stock

Cyberian Outpost, Inc. (a)             On-Line Retailer                      466,330 Shares, Common Stock
                                                                             375,000 Shares, Common Stock
                                                                             489,130 Shares, Common Stock
                                                                             79,395 Shares, Common Stock

Diversified Development, LLC.          Land Development                      Warrant to Purchase Common Stock

Dowling Residences LLC.                Dormitory Management                  Preferred Return Units

DRS Technologies, Inc. (a)             Computer Systems                      Warrant to purchase 25,000 shares of Common Stock
(bought NAI Technologies, Inc.)                                              (from exchange of NAI Technologies, Inc. warrant)

EoExchange, Inc.                       Portal and Search Engine              233,644 Shares, Unregistered Series D Preferred Stock

Eprise Corporation (a)                 Web Content Management                127,323 Shares, Restricted Common Stock

E-Stamp Corporation (a)                Internet Postage                      121,241 Shares, Restricted Common Stock
                                       Service                               20,100 Shares, Common Stock

etang.com, Inc.                        Internet Service Provider             60,000 Shares, Unregistered Series B Preferred Stock

HPA Monon Corp.                        Trailer Manufacturer                  625,000 Shares, Unregistered Convertible -
                                                                             Preferred Stock

HQ Global Workplaces, Inc.             Office Leasing                        65,000 Shares, Unregistered Common Stock
(formerly Alliance National, Inc.)
HearMe (a)                             On-Line Communities and               227,273 Shares, Common Stock
(formerly Mpath Interactive, Inc.)     Audio Technology

Homepoint Corporation                  On-line Home Furnishings              10,875 Shares, Unregistered Series B Preferred Stock

InfoSpace.com, Inc. (a)                Internet Infrastructure               22,558 Shares, Common Stock
                                                                             2,506 Shares, Restricted Common Stock

Independence Brewing Co. (a)           Brewing                               949,941 Shares, Common Stock

Internet Gift Registries, Inc.         On-line Gift Registry                 50,000 Shares, Unregistered Series B Preferred Stock
                                                                             Warrant to purchase 60,000 shares of common stock

Juno Online Services, Inc. (a)         Internet Service Provider             261,846 Shares, Common Stock

MarketFirst Software, Inc.             E-Marketing Solutions                 938,881 Shares, Unregistered Series D Preferred Stock

myGeek.com, Inc.                       On-Line Personal Shopper              287,969 Shares, Unregistered Series A Preferred Stock

NeoPlanet, Inc.                        Branding Solutions                    62,448 Shares, Unregistered Series B Preferred Stock

New York Restaurant Group, Inc.        Owns and Manages Restaurants          16,920 Shares, Unregistered Series A Preferred Stock

Open Port Technology, Inc.             IP Network Communication              621,118 Shares, Unregistered Series E Preferred Stock
                                       Services Software

Open Solutions, Inc.                   Electronic Commerce Banking &         281,116 Shares, Unregistered Series F Preferred Stock
                                       Enterprise Processing Applications

Petroleum Place, Inc.                  Energy Internet Marketplace           25,372 Shares, Unregistered Series C Preferred Stock
                                       and Portal

PNV.net, Inc.                          Trucking Community                    93,750 Shares, Restricted Common Stock
(formerly Park N'View Inc.) (a)        Telecommunications. Cable TV          7,018 Shares, Restricted Common Stock
                                       and Internet Access

Pseudo Programs, Inc.                  On-Line Programming                   462,963 Shares, Unregistered Series D Preferred Stock

Rowecom Inc. (a)                       Intranet Knowledge Subscriptions      153,676 Shares, Common Stock

ScreamingMedia.com, Inc.               Digital Content Network               42,000 Shares, Unregistered Series B Preferred Stock

Styleclick.com, Inc. (a)               On-Line Retailer                      47,000 Shares, Common Stock

SynQuest, Inc.                         Enterprise Optimization Software      40,300 Shares, Unregistered Series G Preferred Stock

TeraStor Corporation                   Data Storage Technology               485,437 Shares, Unregistered Series E  Preferred Stock

U.S. Wireless Data, Inc. (a)           Internet-based Wireless               50,000 Shares, Unregistered Series C Preferred Stock
                                       Transaction Processing

Vivid Semiconductor, Inc.              Semi-Conductor                        440,000 Shares, Unregistered Series E Preferred Stock
                                       Manufacturer                          79,366 Shares, Unregistered Series F-1 Preferred Stock













                                         Cost or                        % of
                                       Contributed                      Total
        Company Name                      Value         Value        Investments
-----------------------------------    -----------   ------------    -----------
Big Foot IMS, Inc.                     $ 499,994       $ 499,994        0.5%

Bluestone Software, Inc. (a)             749,999       2,059,391        2.0%

Capstone Turbine Corporation             750,000         750,000        0.7%

Commerce One, Inc. (a)                   586,054      33,851,109       32.9%
                                         499,998      17,297,299       16.8%

Cool Zone, Inc.                          200,000          25,000        0.0%

Creative Foods, Inc. (a)                       -           3,680        0.0%

Cyberian Outpost, Inc. (a)               715,040       3,567,425        3.5%
                                       1,000,000       2,868,750        2.8%
                                         750,000       3,741,845        3.6%
                                         254,930         607,372        0.6%

Diversified Development, LLC.                  -               -        0.0%

Dowling Residences LLC.                  198,004         198,004        0.2%

DRS Technologies, Inc. (a)                     -               -        0.0%
(bought NAI Technologies, Inc.)

EoExchange, Inc.                         499,998         499,998        0.5%

Eprise Corporation (a)                   500,000       1,403,736        1.4%

E-Stamp Corporation (a)                  999,998         625,907        0.6%
                                         341,700         133,414        0.1%

etang.com, Inc.                          500,000         500,000        0.5%

HPA Monon Corp.                                -               -


HQ Global Workplaces, Inc.                     -          58,500        0.1%
(formerly Alliance National, Inc.)
HearMe (a)                             1,500,001       5,164,779        5.0%
(formerly Mpath Interactive, Inc.)

Homepoint Corporation                    725,036         725,036        0.7%

InfoSpace.com, Inc. (a)                  450,000       2,952,711        2.9%
                                          50,000         218,681        0.2%

Independence Brewing Co. (a)               4,755           3,819        0.0%

Internet Gift Registries, Inc.           500,000         500,000        0.5%


Juno Online Services, Inc. (a)         1,646,661       3,640,792        3.5%

MarketFirst Software, Inc.               999,908         999,908        1.0%

myGeek.com, Inc.                       1,000,000       1,000,000        1.0%

NeoPlanet, Inc.                          750,000         750,000        0.7%

New York Restaurant Group, Inc.          163,278         163,278        0.2%

Open Port Technology, Inc.             1,000,000       1,000,000        1.0%


Open Solutions, Inc.                   2,620,000       2,620,000        2.6%


Petroleum Place, Inc.                  1,499,992       1,499,992        1.5%


PNV.net, Inc.                            750,000         295,313        0.3%
(formerly Park N'View Inc.) (a)           65,801          22,109        0.0%


Pseudo Programs, Inc.                    500,000         500,000        0.5%

Rowecom Inc. (a)                       1,499,997       2,351,241        2.3%

ScreamingMedia.Com, Inc.                 470,400         470,400        0.5%

Styleclick.com, Inc. (a)                 516,236         465,299        0.5%

SynQuest, Inc.                           250,263         250,263        0.2%

TeraStor Corporation                     500,000         509,708        0.5%

U.S. Wireless Data, Inc. (a)             500,000         500,000        0.5%


Vivid Semiconductor, Inc.              1,650,000         550,000        0.5%
                                         250,003          99,208        0.1%
                                    ------------    ------------       ----
   Total Equity Interests           $ 28,908,046    $ 95,943,961       93.4%
                                    ============    ============       ====


-----------------------------

(a) Publicly traded at March 31, 2000


               See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS
                                 March 31, 1999


EQUITY INTERESTS


            Company Name                      Industry                            Number of Shares
------------------------------------    ---------------------     -------------------------------------------------
Commerce One, Inc.                      Enterprise                258,005 Shares, Unregistered Series D
                                        Procurement Software      Preferred Stock

Cool Zone, Inc.                         Cooling Systems           40,000 Shares, Unregistered Common Stock

Creative Foods, Inc.                    Specialty Baking          Warrant to Purchase Common Stock

Cyberian Outpost, Inc. (a)              On-Line Retailer          466,330 Shares, Unregistered Common Stock
                                                                  (from Series B Preferred Stock)
                                                                  375,000 Shares, Unregistered Common Stock
                                                                  (from Series C Preferred Stock)
                                                                  489,130 Shares, Unregistered Series B
                                                                  Common Stock (from Series B Preferred)
                                                                  79,395 shares of Unregistered Common Stock
                                                                  (from exercise of warrants)

Diversified Development, LLC.           Land Development          Warrant to Purchase Common Stock

Dowling Residences LLC.                 Dormitory                 Preferred Return Units
                                        Management

DRS Technologies, Inc. (a)              Computer Systems          Warrant to purchase 25,000 shares of Common Stock
(bought NAI Technologies, Inc.)                                   (from exchange of NAI Technologies, Inc. warrant)


HPA Monon Corp.                         Trailer Manufacturer      625,000 Shares, Unregistered Convertible
                                                                  Preferred Stock

HQ Global Workplaces, Inc.              Office Leasing            65,000 Shares, Unregistered Common Stock
(formerly Alliance National, Inc.)
HearMe (a)                              On-Line Communities       227,273 Shares Unregistered Common Stock (from
(formerly Mpath Interactive, Inc.)      and Audio Technology      Series E Preferred Stock)

Improved Drinking Water                 Swimming Pools            12.75% Preferred Stock, convertible
   & Pool Co.                                                     into Common Stock

Independence Brewing                    Brewing                   949,941 Shares, Restricted Common Stock
   Company (a)

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

NAI Technologies, Inc.                  Computer Systems          Convertible Note into 200,000 Shares of
(bought by DRS Technologies, Inc.)                                Common Stock

New York Restaurant                     Owns and Manages          16,920 Shares, Unregistered Series A
   Group, Inc.                          Restaurants               Preferred Stock

Panebello USA                           Specialty Baking          20.1943% of Class A equity
                                                                  (subordinated to Class B equity)

PNV.net, Inc.                           Tracking Community        93,750 Shares, Unregistered Series C
(formerly Park N'View Inc.)             Telecommunications,       Preferred Stock
                                        Cable TV and Internet
                                        Access

Prio, Inc. (formerly SaveSmart, Inc.)   On-line promotions        116,279 Shares, Unregistered Series F
                                        and incentives            Preferred Stock

RoweCom Inc. (a)                        Intranet Knowledge        153,676 Shares, Unregistered Common Stock
                                        Subscriptions             (from Series C Preferred Stock)

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

WorldGate                               On-Line Access            93,897 Shares Unregistered Common Stock (from
   Communications, Inc. (a)             VIA TV                    Series B Preferred Stock)






























                                        Cost or                     % of
                                       Contributed                  Total
  Company Name                            Value        Value     Investments
------------------------------------    ---------   ----------   -----------
Commerce One, Inc.                      $ 900,000    $ 900,000      2.0%


Cool Zone, Inc.                           200,000      100,000      0.2%

Creative Foods, Inc.                                     4,847      0.0%

Cyberian Outpost, Inc. (a)                715,040    8,289,016     18.3%

                                        1,000,000    6,665,625     14.7%

                                          750,000    8,694,286     19.2%

                                          254,930    1,411,246      3.1%


Diversified Development, LLC.

Dowling Residences LLC.                   250,325      250,325      0.6%


DRS Technologies, Inc. (a)
(bought NAI Technologies, Inc.)


HPA Monon Corp.


HQ Global Workplaces, Inc.                              58,500      0.1%
(formerly Alliance National, Inc.)
HearMe (a)                              1,500,001    1,500,001      3.3%
(formerly Mpath Interactive, Inc.)

Improved Drinking Water                    25,000
   & Pool Co.

Independence Brewing                        4,755       45,787      0.1%
   Company (a)

Internet Gift Registries, Inc.            500,000      500,000      1.1%

Juno Online Services, Inc. (a)          1,678,711    1,678,711      3.7%


NAI Technologies, Inc.
(bought by DRS Technologies, Inc.)

New York Restaurant                       163,278      163,278      0.4%
   Group, Inc.

Panebello USA


PNV.net, Inc.                             750,000      750,000      1.7%
(formerly Park N'View Inc.)



Prio, Inc. (formerly SaveSmart, Inc.)     500,000      500,000      1.1%


RoweCom Inc. (a)                        1,500,000    4,692,881     10.4%


SynQuest, Inc.                            250,263      250,263      0.6%


TeraStor Corporation                      500,000      500,000      1.1%


Vivid Semiconductor, Inc.               1,650,000    1,386,000      3.0%

                                          250,003      250,003      0.6%


WorldGate                               1,000,006    1,364,006      2.9%
   Communications, Inc. (a)
                                      -----------  -----------     ----
   Total Equity Interests             $14,342,312  $39,954,775     88.2%
                                      ===========  ===========     ====


-----------------------

(a) Publicly traded at March 31, 1999


               See accompanying notes to the financial statements.

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS
                             March 31, 2000 and 1999


ASSETS ACQUIRED IN LIQUIDATION

                                                       March 31, 2000
                                              ----------------------------------
                                                                     % of Total
Company Name                                     Cost      Value     Investments
------------                                  ---------   --------   -----------

Maypat Realty Corp. .......................   $ 162,063   $ 77,063        0.1%
The Partition Corp. .......................     137,816    137,816        0.1%
Suburban Enterprises, Inc. ................      24,707      7,207        0.0%
                                              ---------   --------        ---
  Total Assets Acquired in Liquidation ....   $ 324,586   $222,086        0.2%
                                              =========   ========        ===





                                                       March 31, 1999
                                             -----------------------------------
                                                                     % of Total
Company Name                                    Cost       Value     Investments
------------                                 ----------   --------   -----------
Maypat Realty Corp. ......................   $  162,063   $ 77,063        0.2%
Panebello USA (a) ........................      802,928          0        0.0%
The Partition Corp. ......................      137,816    137,816        0.3%
Suburban Enterprises, Inc. ...............       24,707      7,207        0.0%
                                             ----------   --------        ---
  Total Assets Acquired in Liquidation ...   $1,127,514   $222,086        0.5%
                                             ==========   ========        ===


(a) written off subsequent to year end


               See accompanying notes to the financial statements.