Form 10-Q
period 2000-06-30
WINFIELD CAPITAL CORP
filed 2000-08-08
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _________________

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

Registrant had 5,346,084 shares of common stock outstanding as of June 30, 2000.

-------------------------------------------------------------------------------

                        This report consists of 11 pages

                                      INDEX

Part I - Financial Information                                     Page No.
                                                                   --------

    Condensed Statements of Operations -
      Three Months ended June 30, 2000 and 1999                        3

    Condensed Balance Sheets - as of
      June 30, 2000 and March 31, 2000                                4-5

    Condensed Statements of Cash Flows -
      Three Months Ended June 30, 2000
      and 1999                                                         6

    Notes to Condensed Financial Statements                           7-8

    Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                                   9-10

Part II - Other Information                                            11

                             WINFIELD CAPITAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                            Three Months Ended
                                                                                 June 30,
                                                                         2000                 1999
                                                                    -----------            -----------
Investment income
    Interest from small business concerns                           $   116,135            $   147,993
    Interest from invested idle funds                                   223,087                 33,092
    Other income                                                          7,805                 23,512
                                                                    -----------            -----------
                  Total investment income                               347,027                204,597
                                                                    -----------            -----------
Expenses
    Interest                                                            462,946                315,458
    Payroll and payroll related expenses                                164,471                155,241
    General and administrative expenses                                 103,562                 71,907
    Other operating expenses                                             44,664                115,395
                                                                    -----------            -----------
                  Total investment expenses                             775,643                658,001
                                                                    -----------            -----------
                  Investment loss - net                            (    428,616)          (    453,404)
Realized gain on investments                                          6,211,426                    --
Change in unrealized appreciation of
    investments                                                    ( 32,803,273)          (  5,897,805)
                                                                    -----------            -----------
                  Net (decrease) in shareholders'
                    equity resulting from operations               ($27,020,463)          ($ 6,351,209)
                                                                    ===========            ===========
Per share net (decrease) in shareholders'
    equity resulting from operations
Basic                                                              ($      5.05)          ($      1.23)
                                                                    ===========            ===========

Diluted                                                            ($      5.05)          ($      1.23)
                                                                    ===========            ===========

             The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                          June 30,              March 31,
                                                           2000                   2000
                                                        -----------           ------------
Loans and investments
    Loans and notes receivable                          $ 3,211,936           $  6,573,132

    Equity interests in small business
      concerns                                           65,512,050             95,943,961

    Assets acquired in liquidation                          222,086                222,086
                                                        -----------           ------------
                  Total investments                      68,946,072            102,739,179

Cash                                                     19,262,221             23,314,112

Accrued interest receivable                                  71,595                142,243

Furniture and equipment (net of
  accumulated depreciation of
  $24,818 at June 30, 2000
  and $23,313 at March 31, 2000)                             18,583                 12,580

Other assets                                                617,229                659,507
                                                        -----------           ------------
                  Total assets                          $88,915,700           $126,867,621
                                                        ===========           ============

             The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                          ============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   June 30,              March 31,
                                                                    2000                    2000
                                                                -----------            ------------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                                   $20,550,000            $ 20,850,000

    Subordinated debentures payable                               1,075,387               1,065,177

    Income taxes payable                                              --                 10,690,254

    Accrued expenses                                                584,980                 535,472

    Deferred income                                                   3,690                   4,612
                                                                -----------            ------------

                  Total liabilities                              22,214,057              33,145,515
                                                                -----------            ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
      Authorized 1,000,000 shares
      Issued and outstanding - none
    Common stock - $.01 par value;
      Authorized - 10,000,000 shares;
      Issued and outstanding - 5,346,084
        shares at June 30, 2000 and
        at March 31, 2000                                            53,461                  53,461
    Additional paid-in capital                                   26,915,076              26,915,076
    Accumulated earnings                                         39,733,106              66,753,569
                                                                -----------            ------------
                  Total shareholders' equity                     66,701,643              93,722,106
                                                                -----------            ------------
                  Total liabilities and
                    shareholders' equity                        $88,915,700            $126,867,621
                                                                ===========            ============

             The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                          ============================


                                                                        Three Months Ended
                                                                             June 30,
                                                                   2000                    1999
                                                                -----------             -----------
Cash flows from operating activities
  Net decrease in shareholders'
      equity resulting from operations                         ($27,020,463)          ($ 6,351,209)
  Adjustments to reconcile net decrease
      in shareholders' equity
      resulting from operations to net cash
      provided by (used in) operating activities
  Amortization of deferred income                              (        922)          (      4,921)
  Change in unrealized depreciation
      (appreciation) on investments                              32,803,273              5,897,805
  Gain on sale of investments                                  (  6,211,426)                  --
  Depreciation and amortization                                       1,505                  1,136
  Amortization of debenture costs                                    33,472                 29,591
  Changes in assets and liabilities
      Receivable from broker                                           --                  782,624
      Accrued interest receivable                                    56,481                 26,513
      Other assets                                                   19,015           (     56,063)
      Accrued expenses                                               49,508                 75,968
      Income taxes payable                                     ( 10,690,254)                  -
                                                                -----------            -----------
Net cash (used in) provided by operating
  activities                                                   ( 10,959,811)               401,444
                                                                -----------            -----------
Cash flows from investing activities
  Proceeds from sale of investments                               6,547,326                   -
  Investments originated                                               -              (  2,544,234)
  Proceeds from collection of loans                                 668,102                742,746
  Purchase of furniture and equipment                          (      7,508)                  -
                                                                -----------            -----------
  Net cash provided by (used in) investing
      activities                                                  7,207,920          (  1,801,488)
                                                                -----------           -----------
Cash flows from financing activities
  Proceeds from debentures payable to SBA                              -                 3,000,000
  Repayment of debentures payable to SBA                       (    300,000)          (    300,000)
  Exercise of stock options                                            -                   258,223
                                                                -----------            -----------
Net cash (used in) provided by financing
  activities                                                   (    300,000)             2,958,223
                                                                -----------            -----------
(Decrease) increase in cash                                    (  4,051,891)             1,558,179
Cash - beginning of period                                       23,314,112              3,427,719
                                                                -----------            -----------
Cash - end of period                                            $19,262,221            $ 4,985,898
                                                                ===========            ===========


             The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         ==============================

Note - 1  Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Note - 2  Loss per Common Share:

          The computation of basic and diluted loss per common share is as follows:


                                                                             Three Months Ended
                                                                                 June 30,
                                                                      --------------------------------
                                                                         2000                  1999
                                                                      -----------          -----------
          Net loss available for common
            stock equivalent shares deemed
            to have a dilutive effect                                ($27,020,463)        ($ 6,351,209)
                                                                      ===========          ===========
          Loss per common share
              Basic                                                  ($      5.05)         $      1.23
                                                                      ===========          ===========
              Diluted                                                ($      5.05)         $      1.23
                                                                      ===========          ===========
          Shares used in computation:
              Basic:
                      Weighted average common shares                    5,346,084            5,166,669
                                                                      ===========          ===========
              Diluted:
                      Weighted average common shares                    5,346,084            5,166,669
                      Common stock equivalents                             A                     A
                                                                      -----------          -----------
                                                                        5,346,084            5,166,669
                                                                      ===========          ============

(A) For the three months ended June 30, 2000 and June 30, 1999 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         ==============================

Note - 3  Subsequent Events

          During July 2000, the Company sold 10,000 shares of Commerce One, Inc. and 15,000 shares of Bluestone Software, Inc. for total proceeds of approximately $1,200,000. After these sales, the Company had 690,146 shares of Commerce One, Inc. and 57,170 shares of Bluestone Software, Inc.

          During July 2000, the Company also made two equity investments totalling approximately $2,785,000.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         ==============================

Results of Operations

Three Months Ended June 30, 2000 and June 30, 1999

Investment Income

Investment income increased by $142,430 from $204,597 for the three month period ended June 30, 1999 to $347,027 for the same period ended June 30, 2000, an increase of 69.6%. This primarily reflected $189,995 in increased earnings from temporarily invested funds as a result of proceeds received from the sale of investments (non-income producing equity investments) and higher prevailing interest rates. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $15,707.

Interest Expense

Interest expense increased from $315,458 for the three months ended June 30, 1999 to $462,946 for the same period ended June 30, 2000 due to additional net borrowings of $2,550,000 from the Small Business Administration (the "SBA").

Operating Expenses

The Company's operating expenses decreased from $342,543 for the three months ended June 30, 1999 to $312,697 for the three months ended June 30, 2000, a decrease of 8.7%. Payroll and payroll related expenses increased by $9,230. Professional fees decreased by $58,324 primarily due to decreases in both legal and consulting fees, stock record costs and financial printing decreased by $5,069, amortization of finance costs increased by $3,880, advertising increased by $30,225 due to the costs involved in setting up a web site. There were miscellaneous increases and decreases with a net decrease of $1,747.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         ==============================

Realized Gain on Disposition of Investments

The Company realized a $6,211,426 gain on the sale of a portion of its equity position in three portfolio companies in fiscal 2001. There was no realized gain in fiscal 2000.

Changes in Unrealized Appreciation of Investments

There was a decrease in unrealized appreciation of investments of $32,803,273 for the three months ended June 30, 2000 compared to $5,897,805 for the same period ended June 30, 1999, principally related to the decline in market price of ten publicly traded portfolio securities in fiscal year 2001 and two publicly traded portfolio securities in fiscal year 2000.

Liquidity and Capital Resources

At June 30, 2000 the Company had cash and short term bank money market investments totaling $19,262,221 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash and its short term investments, along with both its possible use of additional SBA debenture funding and ability to sell certain of its publicly traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2001.

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

                         ==============================

Item 6 - Exhibits and Reports on Form 8-K

     a.   Exhibit Index

          None.

     b.   Reports on Form 8-K

          None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WINFIELD CAPITAL CORP.
                                             (Registrant)

                                             By: /S/ R. SCOT PERLIN
                                                 ------------------------
                                                 R. Scot Perlin
                                                 Chief Financial Officer

Dated: August 8, 2000