Form 10-Q
period 2000-09-30
WINFIELD CAPITAL CORP
filed 2000-11-13
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2000

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

Registrant had 5,346,084 shares of common stock outstanding as of September 30, 2000.

-------------------------------------------------------------------------------

                        This report consists of 14 pages

                           Form 10-Q Quarterly Report


                                      INDEX

Part I - Financial Information                                         Page No.
                                                                       --------
         Condensed Statements of Operations - Six and
           Three Months ended September 30, 2000 and 1999                 3-4

         Condensed Balance Sheets - as of
           September 30, 2000 and March 31, 2000                          5-6

         Condensed Statements of Cash Flows -
           Six Months Ended September 30, 2000
           and 1999                                                        7

         Notes to Condensed Financial Statements                          8-9

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                 10-13


Part II - Other Information                                               14

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------




                                                                           Six Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    ------------     ------------
Investment income
    Interest from small business concerns                           $    225,904     $    264,104
    Interest from invested idle funds                                    427,751           67,536
    Other income                                                          11,538           38,092
                                                                    ------------     ------------
                  Total investment income                                665,193          369,732
                                                                    ------------     ------------
Expenses
    Interest                                                             879,173          722,625
    Payroll and payroll related expenses                                 343,781          316,160
    General and administrative expenses                                  176,104          136,702
    Other operating expenses                                             157,271          331,990
                                                                    ------------     ------------
                  Total investment expenses                            1,556,329        1,507,477
                                                                    ------------     ------------
                  Investment loss - net                             (    891,136)    (  1,137,745)
Realized gain on investments                                           6,908,989           40,954
Change in unrealized appreciation of
    investments                                                     ( 16,938,590)    (  1,478,913)
                                                                    ------------     ------------
                  Net (decrease) in shareholders'
                    equity resulting from operations                ($10,920,737)    ($ 2,575,704)
                                                                    ============     ============
Per share net (decrease) in shareholders'
    equity resulting from operations

Basic                                                               ($      2.04)    ($       .49)
                                                                    ============     ============
Diluted                                                             ($      2.04)    ($       .49)
                                                                    ============     ============



   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------





                                                                          Three Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    ------------     ------------
Investment income
    Interest from small business concerns                           $    109,769     $    116,111
    Interest from invested idle funds                                    204,664           34,444
    Other income                                                           3,733           14,580
                                                                    ------------     ------------
                  Total investment income                                318,166          165,135
                                                                    ------------     ------------
Expenses
    Interest                                                             416,227          407,167
    Payroll and payroll related expenses                                 179,310          160,919
    General and administrative expenses                                   72,542           64,795
    Other operating expenses                                             112,607          216,595
                                                                    ------------     ------------
                  Total investment expenses                              780,686          849,476
                                                                    ------------     ------------
                  Investment loss - net                             (    462,520)    (    684,341)
Realized gain on investments                                             697,563           40,954
Change in unrealized appreciation of
    investments                                                       15,864,683        4,418,892
                                                                    ------------     ------------
                  Net increase in shareholders'
                    equity resulting from operations                $ 16,099,726     $  3,775,505
                                                                    ============     ============
Per share net increase in shareholders'
    equity resulting from operations
Basic                                                               $       3.01     $        .72
                                                                    ============     ============
Diluted                                                             $       2.66     $        .63
                                                                    ============     ============




   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------




                                     ASSETS
                                     ------

                                                                    September 30,      March 31,
                                                                        2000             1999
                                                                    ------------     ------------
Loans and investments
    Loans and notes receivable                                      $  3,185,245    $  6,573,132
    Equity interests in small business
      concerns                                                        83,275,555      95,943,961
    Assets acquired in liquidation                                       222,086         222,086
                                                                    ------------    ------------
                  Total investments                                   86,682,886     102,739,179
Cash and cash equivalents
                                                                      16,763,406      23,314,112
Receivable on sale of investment                                         648,316            --
Accrued interest receivable                                               74,262         142,243
Furniture and equipment (net of
    accumulated depreciation of
    $26,323 at September 30, 2000
    and $23,313 at March 31, 2000)                                        17,078          12,580
Other assets                                                             557,863         659,507
                                                                    ------------    ------------
                  Total assets                                      $104,743,811    $126,867,621
                                                                    ============    ============



   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------





                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                                    September 30,      March 31,
                                                                        2000             1999
                                                                    ------------     ------------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                                       $ 20,550,000    $ 20,850,000
    Subordinated debentures payable                                    1,085,596       1,065,177
    Income taxes payable                                                    --        10,690,254
    Accrued expenses                                                     304,076         535,472
    Deferred income                                                        2,770           4,612
                                                                    ------------    ------------
                  Total liabilities                                   21,942,442      33,145,515
                                                                    ------------    ------------
Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value;
     Authorized - 30,000,000 shares
     September 30, 2000 and 10,000,000
     shares March 31, 2000
     Issued and outstanding - 5,346,084
      at September 30, 2000 and
      March 31, 2000                                                      53,461          53,461
    Additional paid-in capital                                        26,915,076      26,915,076
    Accumulated earnings                                              55,832,832      66,753,569
                                                                    ------------    ------------
                  Total shareholders' equity                          82,801,369      93,722,106
                                                                    ------------    ------------
                  Total liabilities and
                    shareholders' equity                            $104,743,811    $126,867,621
                                                                    ============    ============




   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------





                                                                           Six Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    ------------     ------------
Cash flows from operating activities
    Net (decrease) in shareholders'
        equity resulting from operations                            ($10,920,737)    ($ 2,575,704)
    Adjustments to reconcile net
     (decrease) in shareholders' equity
     resulting from operations to net cash
     (used in) operating activities
    Amortization of deferred income                                 (      1,842)    (      9,842)
    Amortization of debenture costs                                       66,444           34,784
    Change in unrealized depreciation
        (appreciation) on investments                                 16,938,590        1,478,913
    Realized (gain) on investments                                  (  6,908,989)    (     40,954)
    Depreciation and amortization                                          3,010            2,271
    Changes in assets and liabilities
      Receivable from broker and others                                     --            782,624
      Accrued interest receivable                                         53,814           43,498
      Other assets                                                        55,619          (15,813)
      Accrued expenses                                                  (231,396)          18,656
      Income taxes payable                                          ( 10,690,254)            --
                                                                    ------------     ------------
Net cash (used in) operating activities                             ( 11,635,741)    (    281,567)
                                                                    ------------     ------------
Cash flows from investing activities
    Proceeds from sale of investments                                  8,643,076             --
    Investments originated                                          (  3,953,175)    (  4,574,139)
    Proceeds from collection of loans                                    702,642          839,863
    Purchase of furniture and equipment                             (      7,508)            --
                                                                    ------------     ------------
    Net cash provided by (used in) investing
        activities                                                     5,385,035     (  3,734,276)
                                                                    ------------     ------------
Cash flows from financing activities
    Exercise of stock options                                               --            358,223
    Proceeds from debentures payable to the SBA                             --          3,000,000
    Repayment of debentures payable to the
        SBA                                                         (    300,000)    (    750,000)
                                                                    ------------     ------------
Net cash (used in) provided by financing
    activities                                                      (    300,000)       2,608,223
                                                                    ------------     ------------
(Decrease) in cash                                                  (  6,550,706)    (  1,407,620)
Cash and cash equivalents - beginning
    of period                                                         23,314,112        3,427,719
                                                                    ------------     ------------
Cash and cash equivalents - end of period                           $ 16,763,406     $  2,020,099
                                                                    ============     ============




   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------





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

Note - 2   Earnings (Loss) per Common Share:

           The reconciliation of basic and diluted (loss) per common share computation is as follows:


                                                                           Six Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                        2000            1999
                                                                    ------------     ------------
           Net (loss) available for common
             stock equivalent shares
             deemed to have a dilutive effect                       ($10,920,737)    ($ 2,575,704)
                                                                    ============     ============

           (Loss) per common share
               Basic                                                ($      2.04)    ($       .49)
                                                                    ============     ============
               Diluted                                              ($      2.04)    ($       .49)
                                                                    ============     ============

           Shares used in computation:
               Basic:
                Weighted average common shares
                                                                       5,346,084        5,218,186
                                                                    ============     ============
               Diluted:
                  Weighted average common shares                       5,346,084        5,218,186
                  Common stock equivalents                               (A)              (A)
                                                                    ------------     ------------
                                                                       5,346,084        5,218,186
                                                                    ============     ============


(A) For the six months ended September 30, 2000 and September 30, 1999 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------





Note - 2   Earnings (Loss) per Common Share: (Cont'd)

           The reconciliation of basic and diluted earnings per common share computation is as follows:



                                                                         Three Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    -----------      -----------
           Net earnings available for common
             stock equivalent shares deemed
             to have a dilutive effect                              $16,099,726      $3,775,505
                                                                    ===========      ==========
           Earnings per common share
             Basic                                                  $      3.01      $      .72
                                                                    ===========      ==========
             Diluted                                                $      2.66      $      .63
                                                                    ===========      ==========
           Shares used in computation:
             Basic:
              Weighted average common shares                          5,346,084       5,269,703
                                                                    ===========      ==========
             Diluted:
              Weighted average common shares                          5,346,084       5,269,703

              Common stock equivalents                                  705,275         723,914
                                                                    -----------      ----------
                                                                      6,051,359       5,993,617
                                                                    ===========      ==========

Note - 3 Subsequent to September 30, 2000 the Company sold shares in five equity investments (including all of its equity positions in Juno Online Services, Inc., E-Stamp Corporation and Styleclick.com Inc.) for approximately $1,292,176 resulting in a realized loss of $2,311,977 and an increase in unrealized appreciation of $2,048,804 for a total loss of $263,173.

           The Company's subordinated debentures became due October 31, 2000 and the principal balance of $1,089,000 and interest thereon was paid.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations

Six Months Ended September 30, 2000 and September 30, 1999

Investment Income

Investment income increased by $295,461 from $369,732 for the six month period ended September 30, 1999 to $665,193 for the same period ended September 30, 2000, an increase of 80.0%. This primarily reflected $360,215 in increased earnings from temporarily invested funds as a result of proceeds received from the sale of investments (non-income producing equity investments) and higher prevailing interest rates. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $64,754.

Interest Expense

Interest expense increased from $722,625 for the six months ended September 30, 1999 to $879,173 for the same period ended September 30, 2000 due to additional net borrowings of $2,550,000 from the Small Business Administration (the "SBA").

Operating Expenses

The Company's operating expenses decreased from $784,852 for the six months ended September 30, 1999 to $677,156 for the six months ended September 30, 2000, a decrease of 13.7%. Payroll and payroll related expenses increased by $27,621. Professional fees decreased by $145,496 primarily due to a decrease in legal fees. Stock record costs and financial printing decreased by $24,109. Advertising increased by $30,008 due to the costs involved in setting up a web site. There were miscellaneous increases and decreases with a net increase of $4,280.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Realized Gain on Disposition of Investments

The Company realized a $6,908,989 gain on the sale (leaving shares held in Commerce One, Inc., Bluestone Software, Inc. and InfoSpace.com, Inc. of 685,146, 57,170 and 45,128, respectively) of a portion of its equity position in three portfolio companies and its entire equity position in two other portfolio companies in fiscal 2001 (Vivid Semiconductor, Inc. and HQ Global Workplaces, Inc.). There was a $40,954 realized gain in fiscal 2000.

Changes in Unrealized Appreciation of Investments

There was a decrease in unrealized appreciation of investments of $16,938,590 for the six months ended September 30, 2000 compared to $1,478,913 for the same period ended September 30, 1999, principally related to the decline in fair market value and market price of thirteen portfolio securities and the aforementioned realized gain on the sale of equities, offset by the increase in market price of three portfolio securities in fiscal year 2001. The decrease in the unrealized appreciation in fiscal 2000 related to the decrease in market price of two publicly traded portfolio securities offset by an increase in market price of five publicly traded portfolio securities.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



Results of Operations

Three Months Ended September 30, 2000 and September 30, 1999

Investment Income

Investment income increased by $153,031 from $165,135 for the three month period ended September 30, 1999 to $318,166 for the same period ended September 30, 2000, an increase of 92.7%. This primarily reflected $170,220 in increased earnings from temporarily invested funds as a result of proceeds received from the sale of investments (non-income producing equity investments) and higher prevailing interest rates. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $17,189.

Interest Expense

Interest expense increased from $407,167 for the three months ended September 30, 1999 to $416,227 for the same period ended September 30, 2000 due to additional net borrowings of $2,550,000 from the SBA.

Operating Expenses

The Company's operating expenses decreased from $442,309 for the three months ended September 30, 1999 to $364,459 for the three months ended September 30, 2000, a decrease of 17.6%. Payroll and payroll related expenses increased by $18,391. Professional fees decreased by $87,173 primarily due to a decrease in legal fees. Stock record costs and financial printing decreased by $19,040, and insurance expense increased by $7,370. There were miscellaneous increases and decreases with a net increase of $2,602.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



Realized Gain on Disposition of Investments

The Company realized a $697,563 gain on the sale of a portion of its equity position in two portfolio companies (leaving shares held in Commerce One, Inc. and Bluestone Software, Inc. of 685,146 and 57,170, respectively) and its entire equity position in two other portfolio companies in fiscal 2001 (Vivid Semiconductor, Inc. and HQ Global Workplaces, Inc.). There was a $40,954 realized gain in fiscal 2000.

Changes in Unrealized Appreciation of Investments

There was an increase in unrealized appreciation of investments of $15,864,683 for the three months ended September 30, 2000 compared to $4,418,892 for the same period ended September 30, 1999, principally related to the increase in market price of five publicly traded portfolio securities and the aforementioned gain on the sale of equities, offset by the decrease in market price and fair value of eleven portfolio securities. The increase in the unrealized appreciation of investments in fiscal 2000 related to the increase in market price of three publicly traded portfolio securities offset by a decrease in market price of four publicly traded portfolio securities.

Liquidity and Capital Resources

At September 30, 2000 the Company had cash and short term bank money market investments totaling $16,763,406 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

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

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ---------------------------




Item 6 - Exhibits and Reports on Form 8-K

                a.       Exhibit Index

                         None.


                b.       Reports on Form 8-K

                         No reports on Form 8-K were filed during the second quarter of the registrant's fiscal year ending March 31, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WINFIELD CAPITAL CORP.
                                                  (Registrant)





                                                  By: /s/ R. SCOT PERLIN
                                                      --------------------------
                                                      R. Scot Perlin
                                                      Chief Financial Officer

Dated: November 10, 2000