Form 10-Q
period 2000-12-31
WINFIELD CAPITAL CORP
filed 2001-02-12
CIK 936404

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------


Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.

Incorporated in the                                 IRS Employer Identification
State of New York                                   Number   13-2704241
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

                                    Yes X    No
                                       ---     ---

Registrant had 5,346,084 shares of common stock outstanding as of December 31, 2000.

--------------------------------------------------------------------------------
                        This report consists of 15 pages

                           Form 10-Q Quarterly Report


                                      INDEX


Part I - Financial Information                                       Page No.
                                                                     --------

     Condensed Statements of Operations -
       Nine and Three Months ended December 31, 2000
       and 1999                                                        3-4

     Condensed Balance Sheets - as of
       December 31, 2000 and March 31, 2000                            5-6

     Condensed Statements of Cash Flows -
       Nine Months Ended December 31, 2000
       and 1999                                                         7

     Notes to Condensed Financial Statements                           8-10

     Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations                                                  11-14


Part II - Other Information                                             15

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------




                                                                     Nine Months Ended
                                                                         December 31,
                                                             -------------------------------
                                                                  2000             1999
                                                             -------------     -------------
Investment income

   Interest from small business concerns                     $     286,010     $     402,696

   Interest from invested idle funds                               600,652            99,021

   Other income                                                     35,219            54,874
                                                             -------------     -------------
          Total investment income                                  921,881           556,591
                                                             -------------     -------------

Expenses

   Interest                                                      1,289,262         1,092,374

   Payroll and payroll related expenses                            535,694           476,536

   General and administrative expenses                             264,465           209,718

   Other operating expenses                                        226,287           575,767
                                                             -------------     -------------
          Total investment expenses                              2,315,708         2,354,395
                                                             -------------     -------------
          Investment loss - net                                 (1,393,827)       (1,797,804)

Realized gain on investments (net of
  income taxes of $774,000 on a long term
  capital gain in 1999)                                          4,836,969         1,126,732
Change in unrealized appreciation
  of investments                                               (59,196,455)      100,069,878
                                                             -------------     -------------

          Net (decrease) increase in
            shareholders' equity resulting
            from operations                                  ($ 55,753,313)    $  99,398,806
                                                             =============     =============

Per share net (decrease) increase in
  shareholders' equity resulting from
  operations

   Basic                                                     ($      10.43)            18.89
                                                             =============     =============
   Diluted                                                   ($      10.43)    $       17.29
                                                             =============     =============


   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------



                                                                     Three Months Ended
                                                                         December 31,
                                                             -------------------------------
                                                                  2000             1999
                                                             -------------     -------------
Investment income

   Interest from small business concerns                     $      60,106     $     138,592

   Interest from invested idle funds                               172,901            31,485

   Other income                                                     23,681            16,782
                                                             -------------     -------------
          Total investment income                                  256,688           186,859
                                                             -------------     -------------
Expenses

   Interest                                                        410,089           369,749

   Payroll and payroll related expenses                            191,913           160,376

   General and administrative expenses                              88,361            73,016

   Other operating expenses                                         69,016           243,777
                                                             -------------     -------------
          Total investment expenses                                759,379           846,918
                                                             -------------     -------------
          Investment loss - net                                   (502,691)         (660,059)

Realized (loss) gain on investments (net
  of income taxes of $774,000 on a long
  term capital gain in 1999)                                    (2,072,020)        1,085,778
Change in unrealized appreciation
  of investments                                               (42,257,865)      101,548,791
                                                             -------------     -------------

          Net (decrease) increase in
            shareholders' equity resulting
            from operations                                  ($ 44,832,576)    $ 101,974,510
                                                             =============     =============
Per share net (decrease) increase in
  shareholders' equity resulting from
  operations

   Basic                                                     ($       8.39)    $       19.07
                                                             =============     =============
   Diluted                                                   ($       8.39)    $       16.75
                                                             =============     =============


   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS




                                     ASSETS
                                     ------

                                                                December 31,      March 31,
                                                                    2000            2000
                                                                ------------    ------------
Loans and investments
   Loans and notes receivable                                   $  3,167,581    $  6,573,132

   Equity interests in small business
     concerns                                                     42,767,315      95,943,961

   Assets acquired in liquidation                                    222,086         222,086
                                                                ------------    ------------
          Total investments                                       46,156,982     102,739,179

Cash and cash equivalents                                         12,232,294      23,314,112

Accrued interest receivable                                           74,432         142,243

Furniture and equipment (net of
  accumulated depreciation of
  $27,828 at December 31, 2000
  and $23,313 at March 31, 2000)                                      15,573          12,580

Other assets                                                         531,800         659,507
                                                                ------------    ------------
          Total assets                                          $ 59,011,081    $126,867,621
                                                                ============    ============



   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS





                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                December 31,      March 31,
                                                                    2000            2000
                                                                ------------    ------------
   Liabilities

   Debentures payable to the U.S. Small
     Business Administration                                     $20,550,000    $ 20,850,000

   Subordinated debentures payable                                      --
                                                                                   1,065,177

   Income taxes payable                                                 --        10,690,254

   Accrued expenses                                                  489,690         535,472

   Deferred income                                                     2,598           4,612
                                                                 -----------    ------------
          Total liabilities                                       21,042,288      33,145,515
                                                                 -----------    ------------
Commitments and contingencies

Shareholders' equity

   Preferred stock - $.001 par value;
     Authorized 1,000,000 shares
     Issued and outstanding - none

   Common stock - $.01 par value;
      Authorized - 30,000,000 shares;
      December 31, 2000 and 10,000,000
      shares March 31, 2000
      Issued and outstanding - 5,346,084
      at December 31, 2000 and March 31, 2000                         53,461          53,461

   Additional paid-in capital                                     26,915,076      26,915,076
   Accumulated earnings                                           11,000,256      66,753,569
                                                                 -----------    ------------
          Total shareholders' equity                              37,968,793      93,722,106

          Total liabilities and
            shareholders' equity                                 $59,011,081    $126,867,621
                                                                 ===========    ============



   The accompanying notes are an integral part of these financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------



                                                                     Nine Months Ended
                                                                         December 31,
                                                             -------------------------------
                                                                  2000             1999
                                                             -------------     -------------
Cash flows from operating activities
   Net (decrease) increase in shareholders'
     equity resulting from operations                        ($ 55,753,313)    $  99,398,806

   Adjustments to reconcile net (decrease)
     increase in shareholders' equity
     resulting from operations to net cash
     (used in) operating activities
     Realized (gain) on investments                             (4,836,969)       (1,900,732)

     Amortization of debenture costs                                86,572            52,175

     Change in unrealized depreciation
       (appreciation) on investments                            59,196,455      (100,069,878)

     Amortization of deferred income                                (3,514)          (14,763)

     Depreciation and amortization                                   4,515             3,406

   Changes in assets and liabilities
     Deferred income                                                 1,500              --
     Accrued interest receivable                                    53,644            48,698

     Receivable from broker and others                                --             782,624

     Other assets                                                   77,804          (231,134)
     Accrued expenses                                              (45,782)          163,362
     Income taxes payable                                      (10,690,254)          774,000
                                                             -------------     -------------

Net cash (used in) operating activities                        (11,909,342)         (993,436)
                                                             -------------     -------------

Cash flows from investing activities
   Proceeds from sale of investments                            11,150,007         3,203,700

   Investments originated                                       (9,653,177)       (6,886,237)

   Proceeds from collection of loans                               727,202           978,478

   Purchase of furniture and equipment                              (7,508)             --
                                                             -------------     -------------

Net cash provided by (used in) investing
  activities                                                     2,216,524        (2,704,059)
                                                             -------------     -------------

Cash flows from financing activities
   Repayment of subordinated debentures                         (1,089,000)             --

   Proceeds from debentures payable to
     the SBA                                                          --           6,300,000
   Repayment of debentures payable to
     the SBA                                                      (300,000)         (750,000)

   Exercise of stock options                                          --             358,223
                                                             -------------     -------------

Net cash (used in) provided by financing
  activities                                                    (1,389,000)        5,908,223
                                                             -------------     -------------

(Decrease) increase in cash                                    (11,081,818)        2,210,728

Cash - beginning of period                                      23,314,112         3,427,719
                                                             -------------     -------------
Cash - end of period                                         $  12,232,294     $   5,638,447
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

Note - 2    (Loss) Earnings per Common Share:

            The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:

                                                         Nine Months Ended
                                                            December 31,
                                                  ------------------------------
                                                      2000               1999
                                                  ------------       -----------
            Net (loss) earnings avail-
              able for common stock
              equivalent shares deemed
              to have a dilutive effect           ($55,753,313)      $99,398,806
                                                  ============       ===========

            (Loss) earnings per common share:

              Basic                               ($     10.43)      $     18.89
                                                  ============       ===========
              Diluted                             ($     10.43)      $     17.29
                                                  ============       ===========

            Shares used in computation:
              Basic
                Weighted average common
                   shares                            5,346,084         5,260,813
                                                  ============       ===========

              Diluted

                Weighted average common
                   shares                            5,346,084         5,260,813
                Common share equivalents               (A)               489,006
                                                  ------------       -----------
                                                     5,346,084         5,749,819
                                                  ============       ===========

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

Note - 2    (Loss) Earnings per Common Share: (cont'd)

                                                        Three Months Ended
                                                           December 31,
                                                --------------------------------
                                                    2000                1999
                                                -------------       ------------

            Net (loss) earnings available
              for common stock equivalent
              shares deemed to have a
              dilutive effect                   ($ 44,832,576)      $101,974,510
                                                =============       ============

            Earnings per common share:
              Basic                             ($       8.39)      $      19.07
                                                =============       ============
              Diluted                           ($       8.39)      $      16.75
                                                =============       ============

            Shares used in computation:
              Basic
              Weighted average common
                 shares                             5,346,084          5,346,084
                                                =============       ============
              Diluted
              Weighted average common
                shares                              5,346,084          5,346,084

              Common share equivalents               (A)                 743,104
                                                -------------       ------------
                                                    5,346,084          6,089,188
                                                =============       ============


(A) For the nine and three months ended December 31, 2000 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.


Note 3 - On January 12, 2001 the Company borrowed an additional $5,000,000 of ten year Small Business Administration (the "SBA") Guaranteed Debentures. The proceeds of this borrowing have been temporarily invested in negotiable bank certificates of deposit and United States Treasury Bills and Notes. These funds will be used in the Company's long term investment program.

            During January 2001, pursuant to recent SBA approval, the Company entered into put and call option contracts on 100,000 shares of one of its equity investments, Commerce One, Inc., in which it owns 685,146 shares. These contracts are exercisable through July 20, 2001. The exercise prices for the calls sold and puts purchased range from $40 to $60 and $17.50 to $22.50, respectively. At December 31, 2000, the investment in Commerce One, Inc. was carried at $22.78 per share.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

Note 4 -    Income Taxes

            In accordance with Subchapter M of the Internal Revenue Code, no provision for income taxes is necessary with respect to net investment income and/or net realized short-term capital gains since the Company has elected to distribute not less than 90% of such income and/or gains to shareholders. However, to the extent the Company elects to either retain net realized long-term capital gains or net realized short-term capital gains, the Company will pay all applicable federal income taxes on behalf of its shareholders.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



Results of Operations
---------------------


Nine Months Ended December 31, 2000 and December 31, 1999
---------------------------------------------------------


Investment Income
-----------------

Investment income increased by $365,290 from $556,591 for the nine month period ended December 31, 1999 to $921,881 for the same period ended December 31, 2000, an increase of 65.6%. This primarily reflected $501,631 in increased earnings from temporarily invested funds as a result of proceeds received from the sale of investments (non-income producing equity investments) and higher prevailing interest rates. Other investment income, principally amortization of deferred commitment and application fees, and income from both notes receivable and assets acquired in liquidation, decreased by $136,341 principally related to loan repayments.


Interest Expense
----------------

Interest expense increased from $1,092,374 for the nine months ended December 31, 1999 to $1,289,262 for the same period ended December 31, 2000 due to additional net borrowings of $2,550,000 from the SBA.


Operating Expenses
------------------

The Company's operating expenses decreased from $1,262,021 for the nine months ended December 31, 1999 to $1,026,446 for the nine months ended December 31, 2000, a decrease of 18.7%. Payroll and payroll related expenses increased by $59,158. Other operating expenses decreased by $349,480 primarily due to decreases in professional fees of $273,534 and stock record and financial printing costs of $73,719 (due to the cost of the Company's stock being listed on the Nasdaq National Market in fiscal 2000). General and administrative expenses increased by $54,747 primarily due to an increase of $50,780 for the costs involved in setting up a web site in fiscal 2001.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------





Realized Gain on Disposition of Investments
-------------------------------------------

The Company realized a $4,836,969 net gain on the sale (leaving shares held in Commerce One, Inc. Bluestone Software, Inc. Infospace.com, Inc., RoweCom Inc., Capstone Turbine Corporation and SynQuest, Inc. of 685,146, 57,170, 45,128, 133,476, 101,786 and 15,685, respectively) of a portion of its equity position in six portfolio companies and its entire equity position in six other portfolio companies in fiscal 2001 (Vivid Semiconductor, Inc., H.Q. Global Workplaces, Inc., DRS Technologies, Inc., E-Stamp Corporation, Juno Online Services, Inc., and Styleclick.com Inc.). There was a $1,126,732 realized gain in fiscal 2000 net of applicable federal income taxes.


Changes In Unrealized Appreciation of Investments
-------------------------------------------------

There was a decrease in unrealized appreciation of investments of $59,196,455 for the nine months ended December 31, 2000 compared to an increase in unrealized appreciation of $100,069,878 for the same period ended December 31, 1999, principally related to the decline in fair market value and market price of twelve portfolio securities and the aforementioned realized net gain on the sale of equities in fiscal year 2001. The increase in the unrealized appreciation in fiscal year 2000 related to the increase in market price of six publicly traded portfolio securities.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------




Results of Operations
---------------------


Three Months Ended December 31, 2000 and December 31, 1999
----------------------------------------------------------


Investment Income
-----------------

Investment income increased by $69,829 from $186,859 for the three month period ended December 31, 1999 to $256,688 for the same period ended December 31, 2000, an increase of 37.4%. This primarily reflected $141,416 in increased earnings from temporarily invested funds as a result of proceeds received from the sales of investments (non-income producing equity investments) and higher prevailing interest rates. Other investment income, principally amortization of deferred commitment and application fees, income from both notes receivable and assets acquired in liquidation decreased by $71,587 principally related to loan repayments.


Interest Expense
----------------

Interest expense increased from $369,749 for the three months ended December 31, 1999 to $410,089 for the same period ended December 31, 2000 due to additional net borrowings of $2,550,000 from the SBA offset by the repayment of $1,089,000 of subordinated debentures.


Operating Expenses
------------------

The Company's operating expenses decreased from $477,169 for the three months ended December 31, 1999 to $349,290 for the three months ended December 31, 2000, a decrease of 26.8%. Payroll and payroll related expenses increased by $31,537. Other operating expenses decreased by $174,761 primarily due to decreases in professional fees of $151,955 and stock record and financial printing costs of $26,610.


Realized (Loss) Gain on Disposition of Investments
--------------------------------------------------

The Company realized a $2,072,020 net loss on the sale of a portion of its equity position in three portfolio companies (RoweCom Inc., SynQuest, Inc. and Capstone Turbine Corporation) and its entire equity position in four other portfolio companies in fiscal 2001 (DRS Technologies, Inc., E-Stamp Corporation, Juno Online Services, Inc. and Styleclick.com Inc.). There was a $1,085,778 realized gain in fiscal 2000 net of applicable income taxes.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



Changes in Unrealized Appreciation of Investments
-------------------------------------------------

There was a decrease in unrealized appreciation of investments of $42,257,865 for the three months ended December 31, 2000 compared to an increase in unrealized appreciation of $101,548,791 for the same period ended December 31, 1999, principally related to the decrease in market price of twelve publicly traded portfolio securities and the aforementioned net realized loss on the sale of equities. The increase in the unrealized appreciation of investments in fiscal 2000 related to the increase in market price of six publicly traded portfolio securities.


Liquidity and Capital Resources
-------------------------------

At December 31, 2000, the Company had cash and short term bank money market investments totaling $12,232,294 invested with banks which meet the Federal Deposit Insurance Corporation's definition of well capitalized financial institutions.

The Company believes that its cash and short term investments, along with both its possible use of additional SBA debenture funding and ability to sell certain of it publicly traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2001.

This analysis may contain forward-looking information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and is subject to the Safe Harbor created by those sections.


Reporting on Disposition of Investments
---------------------------------------

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

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ---------------------------






Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------


     a. Exhibit Index

        None.

     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the third quarter of the registrant's fiscal year ending March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WINFIELD CAPITAL CORP.
                                        (Registrant)


                                        By: /s/ R. SCOT PERLIN
                                            ----------------------------
                                            R. Scot Perlin
                                            Chief Financial Officer

Dated: February 12, 2001