Form 10-K
period 2001-03-31
WINFIELD CAPITAL CORP
filed 2001-06-27
CIK 936404

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 2001         COMMISSION FILE NUMBER 33-94322


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


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


                                                           NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                 ON WHICH REGISTERED
        -------------------                               ----------------------
Common Stock, par value $.01 per share................    Nasdaq National Market


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x] The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 2001 was approximately $7,047,126.

     The number of outstanding shares of the registrant's common stock as of June 22, 2001 was 5,346,084 shares.

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

     In addition, the Company's capital structure includes a large amount of debt securities, all debentures issued to the Small Business Administration (the "SBA") at fixed interest rates. Therefore, unless and until the Company is able to invest all or substantially all of the proceeds from such debt securities at annualized interest or at other rates of return that substantially exceed annualized rates of interest the Company is required to pay the SBA under these debentures, the Company's operating results will be adversely affected which, in turn, may depress the market value of the Company's shares of common stock.

                                     PART I

ITEM 1. BUSINESS.

     Winfield Capital Corp. (the "registrant" or the "Company") was incorporated as a New York corporation in 1972. It is a small business investment company ("SBIC") that was licensed by the Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("BDC"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be taxed as a "regulated investment company" for U.S. federal income tax purposes. The Company's offices are located at 237 Mamaroneck Avenue, White Plains, New York 10605 where its telephone number is (914) 949-2600. The Company can also be reached via its website at http://www.winfieldcapital.com.

     As an SBIC, the Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and to make equity investments in, unaffiliated business concerns that (i) do not have a net worth in excess of $18 million and do not have average net income after U.S. federal income taxes for the two years preceding any date of determination of more than $6 million, or
(ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The types and dollar amounts of the loans and other investments the Company may make are limited by the 1940 Act, the Small Business Investment Act and the regulations of the SBA (the "SBA Regulations"). The SBA is authorized to examine the operations of the Company, and the Company's ability to obtain funds from the SBA is also governed by the Small Business Investment Act and the SBA Regulations. As a BDC, the Company is required to make available significant managerial assistance to its portfolio companies.

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

CHARACTERISTICS OF THE COMPANY'S INVESTMENTS

     The Company invests in all kinds and classes of securities issued by portfolio companies, including, but not limited to, notes and bonds, straight, senior, subordinated, convertible and interest-paying debentures, preferred stock, common stock, and options and warrants to purchase the foregoing. The Company does not have a policy that limits the amount that may be invested in any kind or class of security, except that it intends to invest approximately
(i) one-third of its assets in straight loans or debt securities and (ii) two-thirds of its assets in loans or debt securities with equity components, such as conversion and exchange rights and warrants, or in direct equity investments (common stock and preferred stock).

     When the Company's investments are structured as loans, they typically are evidenced by promissory notes or equivalent instruments with a specified maturity or due upon demand, and often are accompanied by warrants to acquire equity interests in the borrower for nominal consideration. The loans are usually secured by assets of the borrower, which security interests frequently are senior to any other secured debt financing the borrower may have in place. When appropriate, a personal guaranty of a borrower's major stockholder or stockholders is sought, which may also be secured by such stockholders' personal assets. The Company's loans typically have a fixed rate of interest subject to the maximum rate allowed by the SBA (see "SBA Regulation" below), although lower rates may be negotiated depending on the creditworthiness of the borrowers and other relevant factors. Typically (although there may be exceptions), such loans require periodic payments of principal and interest that fully amortize the loan at maturity, and mature in five years or less. In addition, the Company intends to pursue "bridge loan" opportunities (e.g., typically with maturity dates not more than one year) as and to the extent permitted by the SBA Regulations. Management believes that although there can be no assurance, the performance of its investment portfolio could be enhanced by increasing the Company's equity investments, relative to its loan portfolio.

Accordingly, the Company's management intends to continue seeking more financing opportunities with equity participation and more investments with equity components than previously were sought by the Company. There can be no assurance that the Company will find such opportunities on terms favorable to the Company, if at all.

     Investments that we hold in our portfolio companies are "restricted securities," as that term is defined under Rule 144. These securities may not be sold in the absence of registration under the 1933 Act or an exemption therefrom. As a result, our ability to sell or otherwise transfer the securities we hold in our portfolio will be limited. The capital stock we receive from portfolio companies is expected to be acquired primarily in private transactions negotiated directly with the portfolio company or an affiliate. Our management will continue to be principally responsible for conducting negotiations with respect to our investments in portfolio companies. In addition to securities of public companies that we receive as a result of mergers by our portfolio companies, we may invest a portion of our other assets in the publicly traded securities of public companies. Such investments and other investments that are not "qualifying assets" may not exceed 30% of the value of our total assets at the time of any such investment.

INVESTMENT OBJECTIVES AND STRATEGIES

     The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and are intended to continue to be made, with the intention of having any loan repaid within five years and any equity investment liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a longer or shorter period of time.

     Prior to May 2, 1995, when there was a change in management of the Company, the Company's investments were made primarily in very small local retail and service businesses. Today, the Company focuses on investments in privately held "Eligible Concerns" in industries that management considers to be growing industries, including, but not limited to technology and other "new economy" businesses, computer hardware/software, and consumer products manufacturers and distributors. There can be no assurance that the Company will continue to be able to locate investments in such businesses on terms favorable to it. If the Company is unable to identify such investments, it would seek to reevaluate its overall investment strategies. The Company typically concentrates its investments in entities that are headquartered and incorporated in the Northeastern United States, but considers investments in other parts of the country if they are otherwise consistent with the Company's loan and other investment selection criteria.

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

          EXIT STRATEGY. Another investment consideration is whether there is an opportunity to liquidate the investment in a potential portfolio company in the future. Such opportunity generally would allow the Company to realize a gain on its equity interests that have appreciated in value, if at all, through public offerings, sales of the portfolio company, mergers with other companies or repurchases by the portfolio company of the Company's equity interests. In this connection, the Company often seeks to obtain registration rights (demand and "piggyback") as a condition to its equity investments.

     The foregoing criteria are general guidelines rather than fixed requirements and the Company may consider such other criteria as investment opportunities arise.

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

     The aggregate face amount of the Company's outstanding loans and the value of other portfolio investments was $33,339,717 as of March 31, 2001 with loans and notes receivable comprising 8% (92% were performing in accordance with their terms and 8% were non-performing), equity interests and option contracts 91% and assets acquired in liquidation of defaulted loans 1%.

     There was unrealized depreciation on loans and investments of $69,828,667 for the year ended March 31, 2001 (principally reflecting the decreased market price of ten publicly traded portfolio companies and the decreased fair values of six privately-held portfolio companies) compared with unrealized appreciation of $42,284,344 for the year ended March 31, 2000 (principally reflecting the increased market price of six publicly traded portfolio companies offset by the decreased market price of two publicly traded portfolio companies) and unrealized appreciation of $25,323,076 for the year ended March 31, 1999. Management believes that both the decline in unrealized value of these investments in the fiscal year ended March 31, 2001, and the appreciation in the value of these investments in the prior fiscal year reflect the significant volatility in the public equity markets in general, and the high technology sector in particular, over the past two fiscal years.

WRITE-OFFS

     During the past three fiscal years, the Company has written off loans and investments and disposed of, at a loss, assets acquired in liquidation, in the aggregate amount of $5,511,544 as described in the following table:

                                                       YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                    1999      2000       2001
                                                  --------  --------  ----------
Amount written off.............................   $466,919  $864,657  $4,179,968
Amount written off as a percentage of
  aggregate loans and investments and assets
  acquired in liquidation as of the beginning
  of the year..................................       3.5%      1.9%        4.1%

SBA FUNDING

     The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. An SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

     Under the current SBA Regulations, the Company has, as approved by the SBA as of March 31, 2001, Private Capital of approximately $27,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $81,000,000 (300% of its Private Capital). The

Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

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

     SBA Regulations place certain limitations on the terms of loans by SBICs. The maximum maturity of these loans may not exceed 20 years. A borrower from an SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight-line, five-year amortization schedule. On straight loans (without equity components), an SBIC can charge an interest rate of up to 19% and on loans with equity components, an annualized interest rate of up to 14%. Notwithstanding the above, an SBIC can charge more by first computing a base rate using either the SBA debenture rate currently in effect, plus an applicable charge permitted by the SBA, or a base rate using the weighted average cost of the SBIC's borrowings from the SBA and qualified third party lenders such as banks. On loans with equity components, an SBIC may charge interest equal to 6% above the base rate used and, in the case of a straight loan, 11% above the base rate used.

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

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

     The Company is a closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act and, as such, is subject to regulation under that Act. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between the Company and its affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the Company's directors be persons other than "interested persons," as defined in the 1940 Act. In addition, the 1940 Act prohibits the Company from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities.

     A BDC is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock having rights as to voting, liquidation and dividends which are senior to the Company's common stock (collectively, "Senior Securities," as defined in the 1940 Act) if the asset coverage, as defined in the 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. On the other hand, because the Company is an SBIC, the only asset coverage requirement applicable to it that would give the holders of its Senior Securities constituting indebtedness, including the Debentures, the right to elect a majority of the Board of Directors, if on the last business day of each of 12 consecutive calendar months, the Company failed to maintain at least 100% asset coverage. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock issued to or guaranteed by the SBA), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts from banks evidenced by notes not to be publicly distributed or for temporary purposes if the borrowing does not exceed 5% of the value of its total assets. A loan is presumed to be for temporary purposes if it is repaid within sixty days and is not extended or renewed.

     Under the 1940 Act, a BDC may not acquire any asset, other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets") unless, when the acquisition is made, such Qualifying Assets represent at least 70% of its total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

     (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined, in pertinent part, in the 1940 Act as any issuer which:

          (a) is organized under the laws of, and has its principal place of business in, the United States;

          (b) is not an investment company other than another SBIC that is wholly owned by the Company; and

          (c) does not have any class of securities with respect to which margin credit may be extended by a member of a national securities exchange, broker or dealer.

     (2) Securities of any eligible portfolio company that is controlled by the BDC.

     (3) Securities received in exchange for or distributed on or with respect to securities described in items (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

     (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

     In addition, a BDC must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in items (1) or (2) above and, in order to count the securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or make available to the issuer of the securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or in the case of an SBIC (such as the Company), making loans to a portfolio company.

VALUATION OF INVESTMENTS

     Securities that are traded on a securities exchange or the Nasdaq National Market, which are not restricted investments, are valued at the security's last sale price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date. Investments in non-public companies securities (including equity investments, warrants and convertible instruments) are recorded at fair value, as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flows from operations, the market for comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securites are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

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

FUNDAMENTAL POLICIES

     In making investments and managing its portfolio, the Company will adhere to the following fundamental policies, which may not be changed without the approval of the holders of 50% or more of the Company's outstanding voting securities, or the holders of 67% or more of the Company's outstanding voting securities present at a meeting of security holders at which holders of 50% or more of such securities are present in person or by proxy:

          1. The Company will conduct its business so as to retain its status as an SBIC and as a BDC, and to qualify as a "regulated investment company" (as defined under the Internal Revenue Code of 1986, as amended). In order to retain its status as an SBIC, the Company must limit its investments to Eligible Concerns and meet the minimum financing obligations applicable to Smaller Concerns (see "SBA Regulation").

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

          4. The Company will not (i) act as an underwriter of securities (except to the extent it may be deemed to be an "underwriter" as defined in the Securities Act of 1933, as amended (the "Securities Act"), of securities purchased by it in private transactions), (ii) purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may acquire real estate which collateralizes its loans or guaranties of its loans upon defaults of such loans and may dispose of such real estate as and when market conditions permit), (iii) sell securities short, (iv) purchase securities on margin (except to the extent that the registrant may be deemed to have done so as a result of its acquisition of securities in connection with loans made to portfolio companies which are funded with borrowed money), or (v) purchase or sell commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loans or investments).

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

     In order to retain its status as a BDC, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a BDC". In order to qualify as a "regulated investment company," the Company is required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. The Company qualified as a "regulated investment company" for the fiscal year ended March 31, 2001.

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

FORWARD-LOOKING STATEMENTS

     This report and accompanying notes to the financial statements may contain forward-looking statements. For this purpose, any statements contained in this report and accompanying notes to the financial statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.


PERSONNEL

     As of June 22, 2001, the Company had four full-time employees (three of whom are Messrs. Paul A. Perlin, Chief Executive Officer, David Greenberg, Managing Director, and R. Scot Perlin, Chief Financial Officer and Secretary, and one of whom handles clerical matters). In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.

ITEM 2. PROPERTIES.

     The Company operates its executive offices from rented quarters, consisting of approximately 2,000 square feet, located in a four-story office building under a lease expiring in November, 2002. The lease is cancelable at the Company's option on 90 days prior written notice. Management considers that such quarters will be adequate for the near term for the conduct of the Company's business. The Company maintains its investment and business records at its executive offices.

ITEM 3. LEGAL PROCEEDINGS.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The registrant's common stock trades in the Nasdaq National Market under the symbol, "WCAP." On November 30, 1999, the registrant's common stock ceased trading on the Nasdaq SmallCap Market and the Boston Stock Exchange, where its common stock had previously traded. The registrant transferred the listing of its common stock to the Nasdaq National Market to increase the liquidity thereof. The reported high and low bid quotations for the registrant's common stock on the Nasdaq SmallCap Market from April 1, 1999 to November 29, 1999 and on the Nasdaq National Market from November 30, 1999 to June 22, 2001 were as follows:

                                                            COMMON STOCK
                                                        --------------------
                                                          HIGH        LOW
                                                        -------     --------
    April 1 - June 30, 1999 .......................     $65.063     $18.0625
    July 1 - September 30, 1999 ...................      28.25        9.875
    October 1 - December 31, 1999 .................      56.00       13.875
    January 1 - March 31, 2000 ....................      46.00       18.8751
    April 1 - June 30, 2000 .......................      20.75        9.125
    July 1 - September 30, 2000 ...................      17.188      10.313
    October 1 - December 31, 2000 .................      11.00        2.406
    January 1 - March 31, 2001 ....................       5.594       2.031
    April 1 - June 22, 2001 .......................       2.69        1.55

                     ======================================

     The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

     As of June 7, 2001, the Company estimates that its shares of common stock are held by 4,849 beneficial holders.

     The Company has made no dividend distributions during the fiscal year ended March 31, 2001, but may elect to do so in the future.

ITEM 6. SELECTED FINANCIAL DATA.

     See Summary of Financial Information for the years ended March 31, 2001, 2000, 1999, 1998, and 1997 on the following page:

                                                   WINFIELD CAPITAL CORP.

                                              SUMMARY OF FINANCIAL INFORMATION


                                                                             YEARS ENDED MARCH 31,
                                                 -----------------------------------------------------------------------------
                                                     2001             2000            1999            1998            1997
                                                 ------------     ------------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA
    Total investment income ..................   $  1,185,799     $    873,445     $   839,897     $ 1,118,127     $ 1,436,957
    Total investment expenses ................   $  3,232,652     $  3,432,819     $ 2,052,031     $ 1,844,342     $ 1,731,499
    Net realized gains (losses) on
      disposition of investments .............   $  1,282,344     $ 30,851,848     $   740,829     $  (184,206)    $    57,349
    Unrealized (depreciation) appreciation
      on loans and investments ...............   $(69,828,667)    $ 42,284,344     $25,323,076     $(1,074,053)    $   581,745
    Net (loss) income ........................   $(70,593,176)    $ 70,576,818     $24,851,771     $(1,984,474)    $   344,552
    (Loss) earnings per share ................   $     (13.20)    $      13.36     $      4.95     $     (0.40)    $      0.07
    Weighted average number of shares
      outstanding ............................      5,346,084        5,282,131       5,023,361       5,023,361       5,023,361

OTHER OPERATING DATA
    Number of loans and other investments
      outstanding at end of period ...........             50               64              52              46              42
    Number of loans and other investments
      originated .............................              7               22              13              16               7
    Principal amount of loans and other
      investments originated .................   $  9,637,953     $ 18,624,388     $ 9,420,696     $11,314,223     $ 3,959,335
    Investment expenses as a percentage of
      average net assets .....................           5.5%             4.8%            8.1%           19.5%           16.6%

BALANCE SHEET DATA
    Loans and investment portfolio
      including assets acquired in
      liquidation ............................   $ 30,256,226     $102,739,179     $45,311,218     $13,364,711     $ 4,908,905
    Total assets .............................   $ 49,031,295     $126,867,621     $50,128,912     $18,233,115     $20,748,682
    SBA debentures ...........................   $ 25,550,000     $ 20,850,000     $15,300,000     $ 8,300,000     $ 8,900,000
    Common stock (including additional
      paid-in capital) .......................   $ 24,806,818     $ 26,968,537     $ 9,264,680     $ 9,492,599     $10,901,063
    Realized retained earnings (deficit) .....   $  1,352,362     $    (44,848)    $  (301,434)    $   (58,048)    $  (556,091)
    Total shareholders' equity ...............   $ 23,128,930     $ 93,722,106     $33,477,319     $ 8,625,548     $10,610,022


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Years Ended March 31, 2001, 2000, and 1999
     ------------------------------------------

INVESTMENT INCOME

     Investment income increased by $312,354 from $873,445 for the year ended March 31, 2000 to $1,185,799 for the year ended March 31, 2001, an increase of 35.8%. This reflected principally $497,160 in increased interest from temporarily invested funds as a result of the Company's sale of investments (primarily non-income producing equity investments) and a decreased level of new investment activity. These increases were partially offset by decreases in interest from small business concerns and other income of $134,726 and $51,880, respectively due to a decrease in loan investments, partly as a result of the Company's increased emphasis on equity investments and the prepayment of outstanding loans.

     Investment income increased by $33,548 from $839,897 for the year ended March 31, 1999 to $873,445 for the year ended March 31, 2000, an increase of 4.0%. This reflected principally $42,755 in increased interest from temporarily invested funds as a result of the Company's sale of investments (primarily non-income producing equity investments) and higher prevailing interest rates. There was also an increase in other income of $55,759 principally due to a portfolio company stock dividend of $65,794. These increases were partially offset by decreases in interest from small business concerns and loan processing fees of $17,242 and $47,724, respectively due to a decrease in loan investments.

RETENTION OF NET LONG-TERM CAPITAL GAIN

     The Company elected not to distribute a net long-term capital gain on a tax basis of $1,220,385 during calendar year 2000. As a result, the Company accrued $23,404 of federal excise tax. The Company expects to distribute this net long-term capital gain during calendar year 2001. The Company elected to retain an undistributed net long-term taxable capital gain of $30,543,582 for the year ended March 31, 2000. In relation to this gain, the Company paid federal capital gains tax of $10,690,254 and state capital gains tax of $103,688. The Company's financial results for the year ended March 31, 2000 reflected the retention of this net long-term capital gain. Pursuant to the requirements of Subchapter M of the Internal Revenue Code, the Company timely notified shareholders that they were to include their portion of the undistributed net long-term capital gain as income for the tax year that included March 31, 2000.

INTEREST EXPENSE

     Interest expense increased by $229,301 from $1,529,954 for the year ended March 31, 2000 to $1,759,255 for the year ended March 31, 2001 due to new indebtedness of $5,000,000 incurred in 2001 less $300,0000 repaid in 2001 to the SBA and $3,300,000 indebtedness to the SBA incurred in the last month of 2000. Interest expense increased by $653,416 from $876,538 for the year ended March 31, 1999 to $1,529,954 for the year ended March 31, 2000 due to new indebtedness of $6,300,000 incurred in 2000 to the SBA less $750,000 repaid in 2000 and $7,000,000 indebtedness to the SBA incurred in the last month of 1999.

OPERATING EXPENSES

     The Company's operating expense decreased from $1,902,865 for the year ended March 31, 2000 to $1,473,397 for the year ended March 31, 2001, primarily as a result of decreases in professional fees of $377,386 due to a lower level of legal fees incurred in the pending investigation relating to the indictments filed in July 1999 against the Company's former underwriter and in other operating expenses of $177,517 (principally related to a decrease in stock record and financial printing costs of $89,979). Partially offsetting these decreases, payroll and payroll related expenses increased by $83,570 due to increased officer salaries. General and administrative expenses and depreciation and amortization expenses also increased $31,334 and $10,531, respectively.

     The Company's operating expense increased from $1,175,493 for the year ended March 31, 1999 to $1,902,865 for the year ended March 31, 2000, primarily as a result of an increase in professional fees of $220,812 due to legal fees incurred in the pending investigation relating to the indictments filed in July 1999 against the Company's former underwriter as well as increased accounting fees of $62,894. Payroll and payroll related expenses increased by $131,689 due to increased officer salaries. Stock record and financial printing costs increased by $114,725 due to the cost of listing the Company on the Nasdaq National Market along with increases in both stock transfer and printing costs. The Company accrued $100,000 for state taxes as a result of the retained realized gains and insurance expense increased $50,457 due to increases in both officers and directors liability and fidelity bond coverage.

REALIZED GAINS OR LOSSES ON EQUITY INVESTMENTS

     The Company realizes gains or losses on its equity investments or rights to acquire equity investments upon the disposition or write-offs thereof. The realized gain for the year ended March 31, 2001 of $1,282,344 reflected long term capital gains on equity securities of $5,449,466 and a bad debt recovery of $12,846 offset by write-offs totaling $4,179,968. The realized gain for the year ended March 31, 2000 of $30,851,848 reflected long term capital gains on equity securities of $31,578,579, short term gains on equity securities of $96,972 and a bad debt recovery of $40,954 offset by write-offs totaling $864,657.

UNREALIZED APPRECIATION OR DEPRECIATION OF LOANS AND INVESTMENTS

     As an investment company, the Company evaluates its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments. There was unrealized depreciation on loans and investments of $69,828,667 for the year ended March 31, 2001 (principally reflecting the decreased market prices of ten publicly traded portfolio companies and the decreased fair values of six investments in privately-held portfolio companies as well as the aforementioned realized net gain on the sale of equities) compared with unrealized appreciation of $42,284,344 for the year ended March 31, 2000 (principally reflecting the increased market prices of six publicly traded portfolio companies offset by the decreased market prices of two publicly traded portfolio companies as well as the aforementioned realized net gain on the sale of equities) and unrealized appreciation of $25,323,076 for the year ended March 31, 1999.

OPTION CONTRACTS - DERIVATIVES

     Pursuant to a letter received from the SBA in October 2000 granting permission to use hedging activities to protect its security positions, the Company, beginning in January 2001, utilized put and call option contracts to minimize market risks of its investments in publicly held companies. The Company adopted Statement of Financial Accounting Standards No. 133, as amended by Statements No. 137 and No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, (referred to hereafter as "SFAS 133"), on January 1, 2001. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet and measure those financial instruments at fair value. All changes in the fair market value of financial instruments are included as changes in the unrealized appreciation or depreciation of investments in the Statement of Operations. All option contracts entered into in the fiscal year ended March 31, 2001 are presented at fair value based on the market price of exchange-listed options. The unrealized net appreciation was $842,726 on these option contracts for the fiscal year ended March 31, 2001. As of March 31, 2001, there were no realized gains or losses from derivative activity as all option contracts had not become due as of year-end.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had cash and short-term marketable securities totaling $17,855,691. Subsequent to March 31, 2001, the Company sold shares in a portfolio company for gross proceeds of approximately $550,000. The Company believes that its cash and short-term marketable securities, along with both its possible use of additional SBA debenture funding and ability to sell certain of its publicly traded portfolio investments, will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2002.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                     Page
                                                               -----------------
Reports of Independent Accountants .......................            F-1
Balance Sheets ...........................................            F-2
Statements of Operations .................................            F-3
Statements of Changes in Shareholders' Equity ............            F-4
Statements of Cash Flows .................................            F-5
Financial Highlights (Per Share Data and
  Ratios/Supplemental Data) ..............................            F-6
Notes to Financial Statements ............................      F-7 through F-16
Portfolio of Investments .................................     F-17 through F-22


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Financial Statements:

          See Item 8 of Part II hereof.

     (b) No reports on Form 8-K were filed during the fourth quarter of the registrant's fiscal year ended March 31, 2001.

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

          10(I). Employment Agreement with Paul A. Perlin, dated April 4, 2001 as of November 1, 2000, filed herewith.

          10(J). Employment Agreement with David Greenberg, dated April 4, 2001 as of November 1, 2000, filed herewith.

          11. Statement of Computation of (Loss) Earnings Per Share, incorporated herein by reference to the Notes to the Financial Statements included in this report.

     (d) Financial Statement Schedules: The schedules specified under Regulation S-X are either included in this Form 10-K, not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WINFIELD CAPITAL CORP.

Dated: June 26, 2001

                                     By: /s/ PAUL A. PERLIN
                                         ---------------------------------------
                                             PAUL A. PERLIN
                                             CHAIRMAN OF THE BOARD


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 26, 2001                 By: /s/ PAUL A. PERLIN
                                         ---------------------------------------
                                             PAUL A. PERLIN
                                             CHAIRMAN OF THE BOARD
                                            (CHIEF EXECUTIVE OFFICER) & DIRECTOR


Dated: June 26, 2001                 By: /s/ R. SCOT PERLIN
                                         ---------------------------------------
                                             R. SCOT PERLIN
                                            (CHIEF FINANCIAL OFFICER & CHIEF
                                             ACCOUNTING OFFICER) & DIRECTOR


Dated: June 26, 2001                 By: /s/ DAVID GREENBERG
                                         ---------------------------------------
                                             DAVID GREENBERG
                                             MANAGING DIRECTOR & DIRECTOR


Dated: June 26, 2001                 By: /s/ JOEL I. BARAD
                                         ---------------------------------------
                                             JOEL I. BARAD
                                             DIRECTOR


Dated: June 26, 2001                 By: /s/ BARRY J. GORDON
                                         ---------------------------------------
                                             BARRY J. GORDON
                                             DIRECTOR


Dated: June 26, 2001                 By: /s/ BRUCE A. KAUFMAN
                                         ---------------------------------------
                                             BRUCE A. KAUFMAN
                                             DIRECTOR


Dated: June 26, 2001                 By: /s/ ALLEN L. WEINGARTEN
                                         ---------------------------------------
                                             ALLEN L. WEINGARTEN
                                             DIRECTOR

                                 EXHIBIT INDEX



10(I).  Employment Agreement with Paul A. Perlin, dated
        April 4, 2001 as of November 1, 2000.

10(J).  Employment Agreement with Paul A. Perlin, dated
        April 4, 2001 as of November 1, 2000.

WINFIELD CAPITAL CORP.

FINANCIAL STATEMENTS

AS OF MARCH 31, 2001 AND 2000

                          INDEX TO FINANCIAL STATEMENTS


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                          PAGE
                                                                        --------

Report of Independent Accountants.....................................    F-1

Balance Sheets
   (At March 31, 2001 and 2000).......................................    F-2

Statements of Operations
   (For each of the three years in the period ended March 31, 2001)...    F-3

Statements of Changes in Shareholders' Equity
   (For each of the three years in the period ended March 31, 2001)...    F-4

Statements of Cash Flows
   (For each of the three years in the period ended March 31, 2001)...    F-5

Financial Highlights..................................................    F-6
   Per Share Data
     (For the years ended March 31, 2001 and 2000)
   Ratios/Supplemental Data
     (For the years ended March 31, 2001 and 2000)

Notes to Financial Statements......................................... F-7-F-16

Portfolio of Investments.............................................. F-17-F-22

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration):

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Winfield Capital Corp. at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                           /s/ PRICEWATERHOUSECOOPERS LLP
                                           ------------------------------
                                               PricewaterhouseCoopers LLP

New York, NY
June 13, 2001

                             WINFIELD CAPITAL CORP.

                                 BALANCE SHEETS

                                                                                                MARCH 31,
                                                                                   ------------------------------
                                                                                        2001             2000
                                                                                   -------------    -------------
ASSETS

Investments, at value:
    Loans and notes receivable (cost: $2,695,390 and $6,708,130,
       respectively) ...........................................................   $   2,609,686    $   6,573,132
    Equity interests in small business concerns (cost: $30,432,064 and
        $28,908,046, respectively) .............................................      26,694,051       95,943,961
    Option contracts ...........................................................         730,403             --
    Assets acquired in liquidation (cost: $324,586 and $324,586, respectively) .         222,086          222,086
                                                                                   -------------    -------------
             TOTAL INVESTMENTS .................................................      30,256,226      102,739,179

Cash and cash equivalents ......................................................       1,993,337       23,314,112
Short-term marketable securities ...............................................      15,862,354             --
Accrued interest receivable ....................................................         188,879          142,243
Receivable from broker .........................................................          46,599             --
Furniture and equipment (net of accumulated depreciation of $29,333
    and $23,313, respectively) .................................................          14,069           12,580
Other assets (principally deferred debenture costs) ............................         669,831          659,507
                                                                                   -------------    -------------
             TOTAL ASSETS ......................................................   $  49,031,295    $ 126,867,621
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debentures payable to the U.S. Small Business Administration ...................   $  25,550,000    $  20,850,000
Subordinated debentures payable ................................................            --          1,065,177
Income taxes payable ...........................................................          23,404       10,690,254
Accrued expenses ...............................................................         328,961          535,472
Deferred income ................................................................            --              4,612
                                                                                   -------------    -------------
             TOTAL LIABILITIES .................................................      25,902,365       33,145,515
                                                                                   -------------    -------------
Commitments and contingencies (Note 6)

Shareholders' equity:
    Preferred stock - $.001 par value; Authorized - 1,000,000 shares; issued and outstanding - none

    Common stock - $.01 par value; Authorized - 30,000,000 shares at March 31,
       2001 and 10,000,000 shares at March 31, 2000; issued
       and outstanding - 5,346,084 shares at March 31, 2001 and 2000 ...........          53,461           53,461
    Additional paid-in capital .................................................      24,753,357       26,915,076
    Retained earnings (accumulated deficit) (dated May 2, 1995) ................       1,352,362          (44,848)
    Unrealized (depreciation) appreciation on investments, net .................      (3,030,250)      66,798,417
                                                                                   -------------    -------------
             TOTAL SHAREHOLDERS' EQUITY ........................................      23,128,930       93,722,106
                                                                                   -------------    -------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................   $  49,031,295    $ 126,867,621
                                                                                   =============    =============



    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                            STATEMENTS OF OPERATIONS


                                                                                       YEARS ENDED MARCH 31,
                                                                           --------------------------------------------
                                                                               2001            2000            1999
                                                                           ------------    ------------    ------------
Investment income:
  Interest from small business concerns ................................   $    428,557    $    563,283    $    580,525
  Interest from invested idle funds ....................................        733,054         235,894         193,139
  Loan processing fees .................................................          5,484           3,684          51,408
  Other income .........................................................         18,704          70,584          14,825
                                                                           ------------    ------------    ------------

          TOTAL INVESTMENT INCOME ......................................      1,185,799         873,445         839,897
                                                                           ------------    ------------    ------------

Expenses:
  Interest .............................................................      1,759,255       1,529,954         876,538
  Payroll and payroll related expenses .................................        745,544         661,974         530,285
  General and administrative expenses ..................................        369,101         337,767         225,551
  Professional fees ....................................................        185,050         562,436         341,624
  Depreciation and amortization ........................................         69,058          58,527          48,610
  Other operating costs ................................................        104,644         282,161          29,423
                                                                           ------------    ------------    ------------

          TOTAL INVESTMENT EXPENSES ....................................      3,232,652       3,432,819       2,052,031
                                                                           ------------    ------------    ------------

          INVESTMENT LOSS - NET ........................................     (2,046,853)     (2,559,374)     (1,212,134)
                                                                           ------------    ------------    ------------

Realized gains on investments, net .....................................      1,282,344      30,851,848         740,829

Change in unrealized (depreciation) appreciation
  of investments .......................................................    (69,828,667)     42,284,344      25,323,076
                                                                           ------------    ------------    ------------

          (LOSS) GAIN ON INVESTMENTS, NET ..............................    (68,546,323)     73,136,192      26,063,905
                                                                           ------------    ------------    ------------

          NET (DECREASE) INCREASE IN
             SHAREHOLDERS' EQUITY RESULTING
             FROM OPERATIONS ...........................................   $(70,593,176)   $ 70,576,818    $ 24,851,771
                                                                           ------------    ------------    ------------

Per share net (decrease) increase in shareholders' equity resulting from operations:
    Basic ..............................................................   $     (13.20)   $      13.36    $       4.95
                                                                           ------------    ------------    ------------
    Diluted ............................................................   $     (13.20)   $      12.09    $       4.54
                                                                           ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                         RETAINED EARNINGS
                                                                       (ACCUMULATED DEFICIT)
                                                                     ---------------------------
                                                                     UNDISTRIBUTED       NET          UNREALIZED
                                    COMMON STOCK        ADDITIONAL       NET        UNDISTRIBUTED    APPRECIATION
                             ------------------------     PAID-IN     INVESTMENT      REALIZED     (DEPRECIATION) ON
                                SHARES       AMOUNT       CAPITAL    INCOME/(LOSS)   GAIN/(LOSS)   INVESTMENTS - NET      TOTAL
                             -----------  -----------  ------------  -------------  -------------  -----------------  ------------

Balance - April 1, 1998 ...    5,023,361  $    50,234  $  9,442,365  $        --    $    (58,048)    $    (809,003)   $  8,625,548

Net increase (decrease)
  in shareholders's
  equity resulting from
  operations ..............                                            (1,212,134)       740,829        25,323,076      24,851,771

Reclassification
  pursuant to SOP 93-2
  as described in Note 2 ..                                (227,919)    1,211,148       (983,229)
                             -----------  -----------  ------------  ------------   ------------     -------------    ------------

Balance - March 31, 1999       5,023,361       50,234     9,214,446          (986)      (300,448)       24,514,073      33,477,319

Exercise of common
  stock options ...........      322,723        3,227       354,996                                                        358,223

Net increase (decrease)
  in shareholders'
  equity resulting
  from operations .........                                            (2,559,374)    30,851,848        42,284,344      70,576,818

Deemed distribution
  on realized gain ........                                                          (10,690,254)                      (10,690,254)

Reclassification
  pursuant to SOP 93-2
  as described in Note 2 ..                              17,345,634     2,515,512    (19,861,146)                              --
                             -----------  -----------  ------------  ------------   ------------     -------------    ------------

Balance - March 31, 2000 ..    5,346,084       53,461    26,915,076       (44,848)           --         66,798,417      93,722,106

Net (decrease) increase
  in shareholders'
  equity resulting from
  operations ..............                                            (2,046,853)     1,282,344       (69,828,667)    (70,593,176)

Reclassification
  pursuant to SOP 93-2
  as described in Note 2 ..                              (2,161,719)    2,167,873         (6,154)                              --
                             -----------  -----------  ------------  ------------   ------------     -------------    ------------
Balance - March 31, 2001 ..    5,346,084  $    53,461  $ 24,753,357  $     76,172   $  1,276,190     $  (3,030,250)   $ 23,128,930
                               =========  ===========  ============  ============   ============     =============    ============



    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED MARCH 31,
                                                                            --------------------------------------------
                                                                                2001            2000*           1999*
                                                                            ------------    ------------    ------------
Operating activities:
    Net (decrease) increase in shareholders' equity
      resulting from operations .........................................   $(70,593,176)   $ 70,576,818    $ 24,851,771
    Adjustments to reconcile net (decrease) increase
      in shareholders' equity resulting from operations
      to net cash used in operating activities:
        Realized (gains) on investments, net ............................     (1,282,344)    (30,851,848)       (740,829)
        Stock dividends reinvested ......................................        (18,130)        (41,059)           --
        Change in unrealized depreciation (appreciation) of investments .     69,828,667     (42,284,344)    (25,323,076)
        Depreciation and amortization of fixed assets ...................          6,020           4,771           6,577
        Amortization of debenture costs .................................         80,997          82,485          70,763
        Accretion of subordinated debentures ............................         23,823          40,837          40,837
        (Increase) decrease in receivable from broker ...................        (46,599)        782,624            --
        (Increase) decrease in accrued interest receivable ..............        (60,803)         (7,236)         29,549
        (Increase) decrease in other assets .............................         83,679         (91,945)         18,559
        Increase in income taxes payable ................................         23,404            --              --
        (Decrease) in deferred income ...................................         (4,612)        (19,684)        (20,608)
        (Decrease) increase in accrued expenses .........................       (206,511)        232,514          23,796
                                                                            ------------    ------------    ------------
             NET CASH USED IN OPERATING ACTIVITIES ......................     (2,165,585)     (1,576,067)     (1,042,661)
                                                                            ------------    ------------    ------------
Investing activities:
    Purchases of short-term marketable securities .......................    (15,809,113)       (338,000)     (1,201,919)
    Proceeds from the maturity of short-term marketable securities ......           --           434,973       4,664,506
    Proceeds from recovery of bad debt ..................................         12,846          40,954            --
    Cost of assets acquired in liquidation ..............................           --              --            (6,500)
    Proceeds from sale of equity interests ..............................     12,085,228      32,924,581         377,907
    Investments originated ..............................................     (9,637,953)    (18,624,388)     (9,420,696)
    Proceeds from collection of loans ...................................      1,343,242       1,311,171       2,187,485
    Net premiums received from option contracts .........................        112,323            --              --
    Acquisition of fixed assets .........................................         (7,509)         (4,554)           (759)
    Proceeds on sale of assets acquired in liquidation ..................           --              --           196,579
                                                                            ------------    ------------    ------------
             NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ........    (11,900,936)     15,744,737      (3,203,397)
                                                                            ------------    ------------    ------------
Financing activities:
    Proceeds from debentures payable to the SBA .........................      5,000,000       6,300,000       7,000,000
    Repayment of debentures payable to the SBA ..........................       (300,000)       (750,000)           --
    Repayment of subordinated debentures ................................     (1,089,000)           --              --
    Proceeds from exercise of options ...................................           --           358,223            --
    Debenture costs paid ................................................       (175,000)       (190,500)       (175,000)
    Payment of federal income tax - deemed distribution .................    (10,690,254)           --              --
                                                                            ------------    ------------    ------------
             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ........     (7,254,254)      5,717,723       6,825,000
                                                                            ------------    ------------    ------------
             (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........    (21,320,775)     19,886,393       2,578,942
    Cash and cash equivalents - beginning of year .......................     23,314,112       3,427,719         848,777
                                                                            ------------    ------------    ------------
             CASH AND CASH EQUIVALENTS - END OF YEAR ....................   $  1,993,337    $ 23,314,112    $  3,427,719
                                                                            ============    ============    ============
Supplemental disclosures of cash flow information:
    Cash paid for interest ..............................................   $  1,740,843    $  1,418,238    $    799,521
                                                                            ============    ============    ============
Supplemental schedule of non-cash investing and financing activities:
    Conversion of loans and notes receivable into equity interests ......   $  2,714,167    $       --      $       --
                                                                            ============    ============    ============
    Federal income tax - deemed distribution ............................   $       --      $ 10,690,254    $       --
                                                                            ============    ============    ============
    Fixed assets fully depreciated and written off to
      accumulated depreciation ..........................................   $       --      $     56,285    $       --
                                                                            ============    ============    ============


* Certain prior year amounts have been reclassified to conform with the 2001 presentation.


    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.

                              FINANCIAL HIGHLIGHTS

                                                                       YEARS ENDED MARCH 31,
                                                                   ---------------------------
                                                                       2001            2000
                                                                   -----------     -----------
PER SHARE OPERATING PERFORMANCE

Shareholders' equity, beginning of period ......................   $     17.53     $      6.66
                                                                   -----------     -----------

Investment loss - net ..........................................         (0.38)          (0.48)

Net realized and unrealized (loss) gain
on investments .................................................        (12.82)          13.68
                                                                   -----------     -----------

Total from investment operations ...............................        (13.20)          13.20
                                                                   ===========     ===========

Shareholders' equity, end of year ..............................   $      4.33     $     17.53
                                                                   ===========     ===========

Per share market value, end of year ............................   $      2.13     $     21.38
                                                                   ===========     ===========

Shares outstanding, end of year ................................     5,346,084       5,346,084
                                                                   ===========     ===========


RATIO/SUPPLEMENTAL DATA

Shareholders' equity, end of period ............................   $23,128,930     $93,722,106

Ratio of investment expenses to average shareholders' equity ...         5.53%           4.81%

Ratio of investment loss, net to average shareholders' equity...         3.50%           3.58%

                             WINFIELD CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Valuation of Investments

          Securities that are traded on a securities exchange or the Nasdaq National Market, which are not restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date. A valuation discount is applied if the number of securities held is substantial in relation to the average daily trading volume.

          The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 30%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement, size of position held and trading history of the portfolio company. In some cases, a discount of greater than 30% may be used based upon applicable factors including, but not limited to (by way of example): 1) whether the portfolio company will be financially solvent at the time such restricted securities become freely tradeable, 2) whether the Company has knowledge of material non-public information about the portfolio company which it is not at liberty to disclose in connection with its sale of the securities of such portfolio company and 3) the risk that the portfolio company's securities might be delisted from an exchange or automated trading market with published trading reports. Investments in restricted securities, which have been subjected to a discount as determined by the Board of Directors amounted to $37,500 and $21,703,752 as of March 31, 2001 and 2000, respectively.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

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

          At March 31, 2001 and 2000, the investment portfolio included investments totaling $19,570,709 and $21,464,505, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

          At March 31, 2001, 2000 and 1999, all investments were in small business concerns located in the United States of America.

     Realized and Unrealized Gain or Loss

          Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Directors' judgment have become permanently impaired, in whole or in part, are written off, and such amounts are reported as realized losses. For the fiscal years ended March 31, 2001, 2000 and 1999, realized losses from write-offs totaled $4,179,968, $864,657, and $466,919, respectively.

          At March 31, 2001 and 2000, the aggregate gross unrealized depreciation of investments was $10,702,658 and $2,795,920, respectively, and the aggregate gross unrealized appreciation of investments was $7,619,167 and $69,594,337, respectively, resulting in a net unrealized depreciation of $3,083,491 and net unrealized appreciation $66,798,417, respectively. All other

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

     changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

     Description of Loan Terms

          The Company's loans to small business concerns range up to approximately $2,200,000 in size, typically have a five-year maturity, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions.

          The loans bear interest at rates ranging from 6.7% to 18.0%, per annum. Interest is payable in monthly, quarterly, or semi-annual installments with principal payments payable either over the term of the loan or at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees. The Company seeks to maximize the difference, or "spread," between the rate at which it borrows funds from the SBA and the rate at which it lends these funds to small business concerns. Interest rates are subject to a cap determined by the SBA.

          The Company also participates in syndicated loans.

     Option Contracts - Derivatives

          The Company adopted Statement of Financial Accounting Standards No. 133 as amended by Statements No. 137 and No. 138, Accounting for Derivative Instruments and Hedging Activities, (referred to hereafter as "SFAS 133"), on January 1, 2001. At that time, the Company did not have any derivatives. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet and measure those financial instruments at fair value. All changes in the fair market value of financial instruments are included as changes in the unrealized appreciation or depreciation of investments in the Statement of Operations.

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

     Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents securities approximates fair value.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

     Short-term Marketable Securities

          The carrying value reported in the balance sheet for short-term marketable securities approximates fair value. Interest income earned on short-term marketable securities for the fiscal year ended March 31, 2001, 2000 and 1999, was $130,894, $0 and $0, respectively.

     Deferred Debenture Costs

          SBA debenture costs are amortized over ten years, which represents the terms of the SBA debentures.

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

          The Company elected to retain an undistributed net long-term taxable capital gain of $30,543,582 for the year ended March 31, 2000. In relation to this gain, the Company paid federal capital gains tax of $10,690,254 and state capital gains tax of $103,688. Pursuant to the requirements of Subchapter M of the Internal Revenue Code, the Company timely notified shareholders that they were to include their portion of the undistributed net long-term capital gains as income tax for the tax year that included March 31, 2000. The Company elected not to distribute a net long-term capital gain on a tax basis of $1,220,385 during the calendar year ended 2000. As a result, the Company accrued $23,404 of federal excise taxes. The Company expects to distribute this net long-term capital gain during the calendar year ended 2001.

     Stock Options

          The Company accounts for stock-based compensation relating to its stock option plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's shares at the date of grant over the exercise price of the option granted. No compensation cost has been recognized in connection with the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" (see Note 7).

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

     assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the valuation of securities. Actual results could differ from those estimates.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Short-term marketable securities

          As of March 31, 2001, short-term marketable securities were comprised of the following:

     U.S. Government obligations.....................    $ 7,548,674
     Certificates of deposit.........................      8,313,680
                                                         -----------
                                                         $15,862,354
                                                         ===========

          As of March 31, 2001, unrealized appreciation on short-term marketable securities was $53,241.

     Debentures payable to the U.S. Small Business Administration

          The carrying amount of the Company's debentures payable to the SBA approximates fair value.

     Option Contracts

          Beginning in January 2001, the Company utilized put and call option contracts to minimize market risks of its investments in publicly held companies. All option contracts entered into in the fiscal year ended March 31, 2001 are presented at fair value based on the market price of exchange-listed options. The unrealized net appreciation was $842,726 on these option contracts for the fiscal year ended March 31, 2001. As of March 31, 2001, there were no realized gains or losses from derivative activity as all option contracts had not become due as of year-end.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

4.   DEBENTURES PAYABLE TO THE U.S. SMALL BUSINESS ADMINISTRATION:

          Debentures payable to the SBA at March 31, 2001, with interest payable semi-annually, consist of the following:

                                                              INTEREST RATE
        Amount                                    DUE DATE     (PER ANNUM)
     -----------                                  --------    -------------
     $   900,000.............................     09/01/01       8.330%
         750,000.............................     09/01/05       6.875%
         600,000.............................     09/01/05       6.875%
       5,000,000.............................     06/01/06       7.710%
       3,000,000.............................     03/01/09       6.240%
       4,000,000.............................     03/01/09       6.240%
       3,000,000.............................     09/01/09       7.220%
       3,300,000.............................     03/01/10       7.640%
       5,000,000.............................     03/01/11       6.353%
     -----------
     $25,550,000
     ===========

          Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In January 2001, the Company paid non-refundable commitment fees of $150,000 to the SBA to reserve and draw down $5,000,000 of SBA Guaranteed Debentures plus an underwriters fee of $25,000. In November 1999, the Company paid a non-refundable commitment fee of $33,000 to the SBA to reserve $3,300,000 of Guaranteed Debentures. Additional fees of $82,500 have been charged to the Company with the drawdown in November 1999 of the $3,300,000. An additional fee of $175,000 has been charged to the Company with the drawdown in January 1999 of $7,000,000 of such SBA Debentures.

5.   SUBORDINATED DEBENTURES:

          In October 1995, in conjunction with its public offering of common stock, the Company issued 6.5% subordinated debentures due in October 2000 with warrants attached. The debentures were unsecured with no sinking fund provision and were not issued under a trust agreement. The debentures had been discounted to yield an effective interest rate of 8.0%. At March 31, 2000, the debentures were carried, net of unamortized discount, as follows:

                                                                       2000
                                                                    ----------
     Face value of debentures...................................    $1,089,000
     Less, unamortized discount.................................        23,823
                                                                    ----------
                                                                    $1,065,177
                                                                    ==========

          The debentures were fully paid in October 2000.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

6.   COMMITMENTS:

          The Company has operating leases on an office facility expiring through November 30, 2002 with aggregate minimum rental commitments as follows:

     FISCAL YEAR ENDING
         MARCH 31,
     ------------------
             2002...........................................      $ 41,406
             2003...........................................        28,251
                                                                  --------
                                                                  $ 69,657
                                                                  ========

          Rent expense was $41,817, $40,069 and $38,948 for the years ended March 31, 2001, 2000 and 1999, respectively.

          In November 2000, the Company entered into employment agreements with two officers which expire October 31, 2002. The agreements provide for aggregate compensation of $541,080 in the first year and $568,134 in the second year.

7.   STOCK OPTION PLAN:

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

          Qualified Options granted to Eligible Employees (as defined in the Plan) will be exercisable at a price equal to the fair market value of the shares at the time the Qualified Option is granted, or, if no such market value is determinable, at the current net asset value of such shares, except for options granted to any employee who owns 10% or more of the outstanding stock of the Company (a "10% stockholder"), for which the exercise price may not be less than 110% of the current fair market value of the common stock. If the aggregate fair market value (determined at the time the Qualified Option is granted) of the shares exercisable for the first time by any grantee during any calendar year exceeds $100,000, such excess shares may not be treated as a Qualified Option. No Qualified Option may be exercised more than 10 years after the date on which it is granted, except that such period may not exceed five years in the case of an option granted to a 10% stockholder.

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

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

          Stock option activity was as follows:


                                                         2001                   2000                   1999
                                                  -------------------   --------------------    --------------------
                                                             AVERAGE                 AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE                EXERCISE
                                                  SHARES      PRICE       SHARES     PRICE       SHARES      PRICE
                                                  -------    --------   ---------   --------    ---------   --------
      Balance, beginning of fiscal year.....      862,563    $  1.17    1,185,286   $  1.16     1,249,572   $  1.16
      Granted...............................         --                      --                      --
      Exercised.............................         --                  (322,723)     1.11          --
      Expired...............................         --                      --                   (64,286)     1.16
                                                  -------               ---------               ---------
      Balance, end of fiscal year...........      862,563       1.17      862,563      1.17     1,185,286      1.16
                                                  -------               ---------               ---------
      Options exercisable
        at end of fiscal year...............      778,563       1.14      778,563      1.14     1,101,286      1.12
                                                  =======               =========               =========

     Had the Company measured compensation expense under SFAS No. 123 there would be no change to net income and net income per share for the years ended March 31, 2001, 2000 and 1999.

          The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants - expected volatility of 40%; risk-free interest rate of approximately 6.1%; and expected lives ranging from 3 to 6 years.

8.   CONCENTRATION OF CREDIT AND MARKET RISK:

          Financial instruments, which potentially subject the Company to concentrations of credit risk consists of cash and cash equivalents and short-term marketable securities of $17,855,691 and $23,314,112 at March 31, 2001 and 2000, respectively. Cash is invested with banks in amounts that, at times, exceed insurable limits. Short-term marketable securities are invested in U.S. government obligations and certificates of deposits.

          As of March 31, 2001, 51% of the Company's total investment market value is held in five equity securities, Commerce One, Inc., Engenia Software, Inc., Evoke Software Corporation, Open Solutions, Inc., and Silicon Motion, Inc. As of March 31, 2000, 60% of the Company's total investment market value was held in two equity securities, Commerce One, Inc. and Cyberian Outpost, Inc.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

9.   (LOSS) EARNINGS PER COMMON SHARE:

          The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:


                                                                  YEARS ENDED MARCH 31,
                                                       -------------------------------------------
                                                           2001           2000            1999
                                                       ------------    ------------   ------------
Basic and diluted (loss) earnings per common share

Net (loss) earnings available for common stock
  equivalent shares deemed to have a dilutive effect   $(70,593,176)   $ 70,576,818   $ 24,851,771
                                                       ============    ============   ============

Per share net (decrease) increase in shareholders'
  equity resulting from operations
  Basic ............................................   $     (13.20)   $      13.36   $       4.95
                                                       ============    ============   ============
  Diluted ..........................................   $     (13.20)   $      12.09   $       4.54
                                                       ============    ============   ============

Shares used in computation:
  Basic
    Weighted average common shares .................      5,346,084       5,282,131      5,023,361
                                                       ============    ============   ============
  Diluted:
    Weighted average common shares .................      5,346,084       5,282,131      5,023,361
                                                       ------------    ------------   ------------
    Common stock equivalents .......................          (A)           554,428        453,300
                                                       ============    ============   ============

                                                          5,346,084       5,836,559      5,476,661
                                                       ============    ============   ============

(A) For the year ended March 31, 2001, the effect of exercising the outstanding stock options would have been anti-dilutive and, therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS

                                 MARCH 31, 2001



LOANS AND NOTES RECEIVABLES

                                                               LOAN
                                                             MATURITY    INTEREST                  FAIR       % OF NET
            COMPANY NAME                    INDUSTRY           DATE       RATE(%)      COST        VALUE       ASSETS
-------------------------------------  --------------------  ---------   --------   ----------   ----------   --------
LOANS

D&S Diner Rte 7 Cobleskill Diner
  Corp.(a)(b)                          Restaurant            16-Oct-00    16.25     $   24,049   $     --         0.0%
H. Lockings Corp.                      Food Service          19-Jul-95    16.25         26,366       26,366       0.1%
HPA Monon Corp.                        Trailer Manufacturer  15-May-02    12.00      2,000,000    2,000,000       8.6%
No-Name Deli/Grocery, Inc.(a)          Food Service          01-Aug-93    16.50        144,979      144,979       0.6%
Phone Management Enterprises, Inc.(a)  Communication         18-Sep-01    None          61,655         --         0.0%
Senior Housing Concepts                Assisted Living       09-Sep-01    18.00        180,000      180,000       0.8%

NOTES RECEIVABLE

Gabriel Lamanna                        Real Estate           01-Mar-04    11.50         53,808       53,808       0.2%
957 South Elmora, Inc.(a)              Real Estate           01-Dec-04     7.50         78,150       78,150       0.3%
Vassar Development Corp.               Real Estate           07-Apr-03    10.00        126,383      126,383       0.5%
                                                                                    ----------   ----------      -----
    Total Loans and Notes Receivable                                                $2,695,390   $2,609,686      11.1%
                                                                                    ==========   ==========      =====

-----------
(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS

                                 MARCH 31, 2000



LOANS AND NOTES RECEIVABLES

                                                               LOAN
                                                             MATURITY    INTEREST                  FAIR       % OF NET
            COMPANY NAME                    INDUSTRY           DATE       RATE(%)      COST        VALUE       ASSETS
-------------------------------------  --------------------  ---------   --------   ----------   ----------   --------
LOANS

D&S Diner Rte 7 Cobleskill Diner
  Corp.(a)(b)                          Restaurant            16-Oct-00    16.25     $   30,009   $    5,009      0.0%
Diversified Development, LLC (c)       Land Development      23-Dec-02    16.00        430,000      430,000      0.5%
Diversified Development, LLC           Land Development      20-Jun-01    14.00        600,000      600,000      0.6%
e-Media, LLC (d)                       Web Design            07-Jun-00    10.00      2,200,000    2,200,000      2.3%
H. Lockings Corp.                      Food Service          19-Jul-95    16.25         30,765       30,765      0.0%
HPA Monon Corp.                        Trailer Manufacturer  15-May-02    12.00      2,000,000    2,000,000      2.1%
Improved Drinking Water & Pool Co.(c)  Swimming Pools        31-Dec-99    12.00          2,000        2,000      0.0%
Matt-Con Services Corp.                Construction          01-Nov-99    10.00         29,209       29,209      0.0%
  (formerly Francis A. Lee, Inc.)
No-Name Deli/Grocery, Inc. (a)         Food Service          01-Aug-93    16.50        142,484       52,484      0.1%
Phone Management Enterprises, Inc.(a)  Communication         18-Sep-01     None         62,839       42,841      0.0%
Pseudo Programs, Inc. (d)              Web Media             02-Aug-00     8.50        500,000      500,000      0.5%
Senior Housing Concepts                Assisted Living       12-Sep-00    18.00        380,000      380,000      0.4%

NOTES RECEIVABLE

Gabriel Lamanna                        Real Estate           01-Mar-04    11.50         68,012       68,012      0.1%
957 South Elmora, Inc. (a)             Real Estate           01-Dec-04     7.50         89,280       89,280      0.1%
Vassar Development Corp.               Real Estate           07-Apr-03    10.00        143,532      143,532      0.2%
                                                                                    ----------   ----------      ----
      Total Loans and Notes Receivable                                              $6,708,130   $6,573,132      6.9%
                                                                                    ==========   ==========      ====

-----------
(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon

(c) repaid subsequent to year end

(d) converted into equity subsequent to year end

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS

                                 MARCH 31, 2001

EQUITY INTERESTS



        COMPANY NAME                         INDUSTRY                                  NUMBER OF SHARES
-----------------------------        --------------------------            -----------------------------------------
Accent Optical Technologies, Inc.    Optoelectronics                       585,366 Shares, Unregistered Series A Preferred Stock

Big Engines Acquisition Corporation  E-Marketing Services                  52,631 Shares, Unregistered Series A Preferred Stock
  (formerly Big Foot IMS, Inc.)

Capstone Turbine Corporation (a)     Alternative Energy                    70,000 Shares, Common Stock

Commerce One, Inc. (a)               Enterprise                            354,018 Shares, Common Stock
                                     Procurement Software                  331,128 Shares, Common Stock

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

National Center Residences, LLC      Dormitory Management                  Preferred Return Units
   (formerly Dowling Residences LLC)

e-Media, Inc.                        Rich Media Delivery                   586,667 Shares, Unregistered Series A Preferred Stock

Engenia Software, Inc.               Collaborative Services Software       418,680 Shares, Unregistered Series C Preferred Stock

EoExchange, Inc.                     Information Search Platform           233,644 Shares, Unregistered Series D Preferred Stock

Eprise Corporation (a)               Web Content Management                127,323 Shares, Restricted Common Stock

etang.com, Inc.                      Internet Service Provider             60,000 Shares, Unregistered Series B Preferred Stock

Evoke Software Corporation           Data Management Software              1,219,512 Shares, Unregistered Series E Preferred Stock

HPA Monon Corp.                      Trailer Manufacturer                  625,000 Shares, Unregistered Convertible
                                                                           Preferred Stock

HearMe (a)                           VoIP Application Platform             227,273 Shares, Common Stock

Hewlett-Packard Company (a)          Computer Hardware & Storage           27,818 Shares, Common Stock

Homepoint Corporation                Home Furnishings Management           10,875 Shares, Unregistered Series B Preferred Stock
                                     Software

InfoSpace.com, Inc. (a)              Internet Infrastructure Services      40,016 Shares, Common Stock
                                                                           5,012 Shares, Common Stock

Independence Brewing Co. (a)         Brewing                               949,941 Shares, Common Stock

Information Markets Corp.            Knowledge Sharing Solutions           328,947 Shares, Unregistered Series B Preferred Stock

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

NeoPlanet, Inc.                      Branding Solutions                    62,448 Shares, Unregistered Series B Preferred Stock

Open Solutions, Inc.                 Electronic Commerce Banking &         281,116 Shares, Unregistered Series F Preferred Stock
                                     Enterprise Processing Applications

Petroleum Place, Inc.                Energy Internet Marketplace           25,372 Shares, Unregistered Series C Preferred Stock
                                     and Portal

Rowecom Inc. (a)                     Intranet Knowledge Subscriptions      133,476 Shares, Common Stock

ScreamingMedia Inc. (a)              Digital Content Network               133,333 Shares, Common Stock
                                                                           31,849 Shares, Common Stock

Silicon Motion, Inc.                 Semiconductors                        438,597 Shares, Unregistered Series E Preferred Stock

Smith & Wollensky Restaurant Group,  Owns and Manages Restaurants          16,920 Shares, Unregistered Series A Preferred Stock
  Inc. (formerly New York Restaurant
  Group, Inc.)

Styleclick, Inc. (a)                 Web Design & Merchandising            Warrant to Purchase Common Stock

U.S. Wireless Data, Inc. (a)         Internet-based Wireless               83,333 Shares, Restricted Common Stock
                                     Transaction Processing


   Total Equity Interests


                                           COST OR                          % OF
                                         CONTRIBUTED         FAIR           NET
        Company Name                        VALUE            VALUE         ASSETS
-----------------------------           ------------     ------------      ------
Accent Optical Technologies, Inc.        $ 1,200,000      $ 1,200,000        5.2%

Big Engines Acquisition Corporation          499,994          166,998        0.7%
  (formerly Big Foot IMS, Inc.)

Capstone Turbine Corporation (a)             466,900        1,787,625        7.7%

Commerce One, Inc. (a)                       411,634        2,972,689       12.9%
                                             499,998        2,780,482       12.0%

Creative Foods, Inc. (a)                        --                530        0.0%

Cyberian Outpost, Inc. (a)                   715,040          262,311        1.1%
                                           1,000,000          210,938        0.9%
                                             750,000          275,136        1.2%
                                             254,930           44,660        0.2%

National Center Residences, LLC              170,418          170,418        0.7%
   (formerly Dowling Residences LLC)

e-Media, Inc.                              2,200,000        1,100,000        4.8%

Engenia Software, Inc.                     2,600,002        2,600,002       11.2%

EoExchange, Inc.                             499,998          299,998        1.3%

Eprise Corporation (a)                       500,000           75,171        0.3%

etang.com, Inc.                              500,000          500,000        2.2%

Evoke Software Corporation                 2,500,000        2,500,000       10.8%

HPA Monon Corp.                                 --               --          0.0%


HearMe (a)                                 1,500,001          102,273        0.4%

Hewlett-Packard Company (a)                  491,882          869,869        3.8%

Homepoint Corporation                        725,036          181,259        0.8%


InfoSpace.com, Inc. (a)                      400,129           80,116        0.3%
                                              50,000           10,009        0.0%

Independence Brewing Co. (a)                   4,755              636        0.0%

Information Markets Corp.                    499,999          499,999        2.2%

Internet Gift Registries, Inc.               500,000          500,000        2.2%


MarketFirst Software, Inc.                   999,908          499,908        2.2%

myGeek.com, Inc.                           1,000,000          100,000        0.4%

NeoPlanet, Inc.                              750,000          187,500        0.8%

Open Solutions, Inc.                       2,620,000        2,620,000       11.3%


Petroleum Place, Inc.                      1,499,992        1,499,992        6.5%


Rowecom Inc. (a)                           1,302,726           90,096        0.4%

ScreamingMedia Inc. (a)                      470,400          203,999        0.9%
                                             185,043           57,328        0.2%

Silicon Motion, Inc.                       2,000,001        2,000,001        8.6%

Smith & Wollensky Restaurant Group,          163,278          112,859        0.5%
  Inc. (formerly New York Restaurant
  Group, Inc.)

Styleclick, Inc. (a)                            --               --          0.0%

U.S. Wireless Data, Inc. (a)                 500,000          131,249        0.6%
                                        ------------     ------------      -----
   Total Equity Interests               $ 30,432,064     $ 26,694,051      115.3%
                                        ============     ============      =====

-----------------------------
(a) Publicly traded at March 31, 2001

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS

                                 MARCH 31, 2000

EQUITY INTERESTS




      COMPANY NAME                         INDUSTRY                                        NUMBER OF SHARES
--------------------------         --------------------------            ----------------------------------------------------------
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

Juno Online Services, Inc. (a)     Internet Service Provider             256,846 Shares, Common Stock

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

New York Restaurant Group, Inc.    Owns and Manages Restaurants          16,920 Shares, Unregistered Series A Preferred Stock

Open Port Technology, Inc.         IP Network Communication              621,118 Shares, Unregistered Series E Preferred Stock
                                   Services Software

Open Solutions, Inc.               Electronic Commerce Banking &         281,116 Shares, Unregistered Series F Preferred Stock
                                   Enterprise Processing Applications

Petroleum Place, Inc.              Energy Internet Marketplace           25,372 Shares, Unregistered Series C Preferred Stock
                                   and Portal

PNV Inc.                           Trucking Community                    93,750 Shares, Restricted Common Stock
(formerly Park N'View Inc.) (a)    Telecommunications. Cable TV          7,018 Shares, Restricted Common Stock
                                   and Internet Access

Pseudo Programs, Inc.              On-Line Programming                   462,963 Shares, Unregistered Series D Preferred Stock

Rowecom Inc. (a)                   Intranet Knowledge Subscriptions      153,676 Shares, Common Stock

ScreamingMedia Inc.                Digital Content Network               42,000 Shares, Unregistered Series B Preferred Stock

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

   Total Equity Interests










                                                   COST OR                              % OF
                                                 CONTRIBUTED             FAIR            NET
      COMPANY NAME                                  VALUE                VALUE          ASSETS
----------------------------                    ------------        ------------        -----
Big Foot IMS, Inc.                              $    499,994        $    499,994         0.5%

Bluestone Software, Inc. (a)                         749,999           2,059,391         2.2%

Capstone Turbine Corporation                         750,000             750,000         0.8%

Commerce One, Inc. (a)                               586,054          33,851,109        36.1%
                                                     499,998          17,297,299        18.5%

Cool Zone, Inc.                                      200,000              25,000         0.0%

Creative Foods, Inc. (a)                                --                 3,680         0.0%

Cyberian Outpost, Inc. (a)                           715,040           3,567,425         3.8%
                                                   1,000,000           2,868,750         3.1%
                                                     750,000           3,741,845         4.0%
                                                     254,930             607,372         0.6%

Diversified Development, LLC.                           --                  --           0.0%

Dowling Residences LLC.                              198,004             198,004         0.2%

DRS Technologies, Inc. (a)                              --                  --           0.0%
(bought NAI Technologies, Inc.)

EoExchange, Inc.                                     499,998             499,998         0.5%

Eprise Corporation (a)                               500,000           1,403,736         1.5%

E-Stamp Corporation (a)                              999,998             625,907         0.7%
                                                     341,700             133,414         0.1%

etang.com, Inc.                                      500,000             500,000         0.5%

HPA Monon Corp.                                         --                  --            --


HQ Global Workplaces, Inc.                              --                58,500         0.1%
 (formerly Alliance National, Inc.)
HearMe (a)                                         1,500,001           5,164,779         5.5%
(formerly Mpath Interactive, Inc.)

Homepoint Corporation                                725,036             725,036         0.8%

InfoSpace.com, Inc. (a)                              450,000           2,952,711         3.2%
                                                      50,000             218,681         0.2%

Independence Brewing Co. (a)                           4,755               3,819         0.0%

Internet Gift Registries, Inc.                       500,000             500,000         0.5%


Juno Online Services, Inc. (a)                     1,646,661           3,640,792         3.9%

MarketFirst Software, Inc.                           999,908             999,908         1.1%

myGeek.com, Inc.                                   1,000,000           1,000,000         1.1%

NeoPlanet, Inc.                                      750,000             750,000         0.8%

New York Restaurant Group, Inc.                      163,278             163,278         0.2%

Open Port Technology, Inc.                         1,000,000           1,000,000         1.1%


Open Solutions, Inc.                               2,620,000           2,620,000         2.8%


Petroleum Place, Inc.                              1,499,992           1,499,992         1.6%


PNV Inc.                                             750,000             295,313         0.3%
(formerly Park N'View Inc.) (a)                       65,801              22,109         0.0%


Pseudo Programs, Inc.                                500,000             500,000         0.5%

Rowecom Inc. (a)                                   1,499,997           2,351,241         2.5%

ScreamingMedia Inc.                                  470,400             470,400         0.5%

Styleclick.com, Inc. (a)                             516,236             465,299         0.5%

SynQuest, Inc.                                       250,263             250,263         0.3%

TeraStor Corporation                                 500,000             509,708         0.5%

U.S. Wireless Data, Inc. (a)                         500,000             500,000         0.5%


Vivid Semiconductor, Inc.                          1,650,000             550,000         0.5%
                                                     250,003              99,208         0.1%
                                                ------------        ------------       -----
   Total Equity Interests                       $ 28,908,046        $ 95,943,961       102.2%
                                                ============        ============       =====

--------------------------
(a) Publicly traded at March 31, 2000

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS

                                 MARCH 31, 2001


OPTION CONTRACTS

                                                                                     PREMIUM                          % OF
                                                                                   (RECEIVED)/        FAIR            NET
      UNDERLYING SECURITY            NUMBER OF CONTRACTS         MATURITY DATE         PAID           VALUE          ASSETS
--------------------------------  ---------------------------    -------------     -----------     -----------       ------
Capstone Turbine Corporation (a)  200 Put Option Contracts         18-May-01       $   73,700      $   28,740         0.1%
                                  200 Call Option Contracts        18-May-01          (87,550)        (90,000)       -0.4%

                                  500 Put Option Contracts         17-Aug-01          314,125         175,000         0.8%
                                  500 Call Option Contracts        17-Aug-01         (350,875)       (400,000)       -1.7%

Commerce One, Inc. (a)            1,000 Put Option Contracts       20-Jul-01          430,248       1,029,800         4.5%
                                  1,000 Call Option Contracts      20-Jul-01         (491,971)        (13,137)       -0.1%
                                                                                   ----------      ----------        ----
   Total Option Contracts                                                          $ (112,323)     $  730,403         3.2%
                                                                                   ==========      ==========        ====


---------
(a) Publicly traded at March 31, 2001

                             WINFIELD CAPITAL CORP.

                            PORTFOLIO OF INVESTMENTS

                             MARCH 31, 2001 AND 2000


ASSETS ACQUIRED IN LIQUIDATION

                                                           MARCH 31, 2001
                                                  ----------------------------------
                                                                 FAIR       % OF NET
COMPANY NAME                                        COST        VALUE        ASSETS
-------------------------------------             --------     --------     --------
Maypat Realty Corp. .........................     $162,063     $ 77,063       0.3%
The Partition Corp. .........................      137,816      137,816       0.6%
Suburban Enterprises, Inc. ..................       24,707        7,207       0.0%
                                                  --------     --------       ----
   TOTAL ASSETS ACQUIRED IN LIQUIDATION .....     $324,586     $222,086       0.9%
                                                  ========     ========       ====




                                                           MARCH 31, 2000
                                                  ----------------------------------
                                                                 FAIR       % OF NET
COMPANY NAME                                        COST        VALUE        ASSETS
-------------------------------------             --------     --------     --------
Maypat Realty Corp. .........................     $162,063     $ 77,063       0.1%
The Partition Corp. .........................      137,816      137,816       0.1%
Suburban Enterprises, Inc. ..................       24,707        7,207       0.0%
                                                  --------     --------       ----
   TOTAL ASSETS ACQUIRED IN LIQUIDATION .....     $324,586     $222,086       0.2%
                                                  ========     ========       ====