Form 10-Q
period 2001-06-30
WINFIELD CAPITAL CORP
filed 2001-08-13
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001
                               -------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -----------------

Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.

Incorporated in the                                IRS Employer Identification
State of New York                                  Number   13-2704241
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

Registrant had 5,346,084 shares of common stock outstanding as of June 30, 2001.

--------------------------------------------------------------------------------

                        This report consists of 11 pages

                           Form 10-Q Quarterly Report

                                      INDEX

Part I - Financial Information                                    Page No.
                                                                  --------

         Condensed Statements of Operations -
           Three Months ended June 30, 2001 and 2000                  3

         Condensed Balance Sheets - as of
           June 30, 2001 and March 31, 2001                         4-5

         Condensed Statements of Cash Flows -
           Three Months Ended June 30, 2001
           and 2000                                                   6

         Notes to Condensed Financial Statements                    7-8

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                           9-10

Part II - Other Information                                          11

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================


                                                               Three Months Ended
                                                                  June 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
Investment income
  Interest from small business concerns                    $     74,799    $    116,135
  Interest from invested idle funds                             303,672         223,087
  Other income                                                    3,152           7,805
                                                           ------------    ------------

     Total investment income                                    381,623         347,027
                                                           ------------    ------------

Expenses
  Interest                                                      484,816         462,946
    Payroll and payroll related expenses                        199,501         164,471
    General and administrative expenses                          98,183         103,562
    Other operating expenses                                    127,782          44,664
                                                           ------------    ------------

      Total investment expenses                                 910,282         775,643
                                                           ------------    ------------

      Investment loss - net                                (    528,659)   (    428,616)

Realized gain on investments                                    363,253       6,211,426
Change in unrealized depreciation of
  investments                                              (  2,083,520)   ( 32,803,273)
                                                           ------------    ------------
       Net (decrease) in shareholders'
         equity resulting from operations                  ($ 2,248,926)   ($27,020,463)
                                                           ============    ============

Per share net (decrease) in shareholders' equity resulting from operations

Basic                                                      ($      0.42)   ($      5.05)
                                                           ============    ============

Diluted                                                    ($      0.42)   ($      5.05)
                                                           ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================

                                     ASSETS


                                                     June 30,             March 31,
                                                      2001                  2001
                                                   -----------           -----------
Investments at value
  Loans and notes receivable                       $ 2,601,862           $ 2,609,686
  Equity interests in small business
    concerns                                        23,258,704            26,694,051
  Option contracts                                   1,355,700               730,403
  Assets acquired in liquidation                       214,879               222,086
                                                   -----------           -----------
     Total investments                              27,431,145            30,256,226

Cash and cash equivalents                            2,064,726             1,993,337
Short-term marketable securities                    16,655,041            15,862,354
Accrued interest receivable                            278,505               188,879
Due from broker                                           --                  46,599
Furniture and equipment (net of
  accumulated depreciation of
  $30,858 at June 30, 2001
  and $29,333 at March 31, 2001)                        16,668                14,069

Other assets                                           629,257               669,831
                                                   -----------           -----------

     Total assets                                  $47,075,342           $49,031,295
                                                   ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             June 30,            March 31,
                                                               2001                2001
                                                           ------------        ------------
Liabilities
  Debentures payable to the U.S. Small
    Business Administration                                $ 25,550,000        $ 25,550,000
  Income taxes payable                                             --                23,404
  Accrued expenses                                              645,338             328,961
                                                           ------------        ------------
      Total liabilities                                      26,195,338          25,902,365
                                                           ------------        ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding - none
  Common stock - $.01 par value;
    Authorized - 30,000,000 shares;
    Issued and outstanding - 5,346,084
      shares at June 30, 2001 and
      at March 31, 2001                                          53,461              53,461
  Additional paid-in capital                                 24,753,357          24,753,357
  Accumulated earnings                                        1,186,956           1,352,362
  Unrealized depreciation on investments -
    net                                                   (   5,113,770)      (   3,030,250)
                                                           ------------        ------------

      Total shareholders' equity                             20,880,004          23,128,930
                                                           ------------        ------------

      Total liabilities and
        shareholders' equity                               $ 47,075,342        $ 49,031,295
                                                           ============        ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ==================================


                                                                 Three Months Ended
                                                                     June 30,
                                                            -------------------------------
                                                               2001                2000
                                                            -----------        ------------
Cash flows from operating activities
  Net decrease in shareholders'
    equity resulting from operations                       ($ 2,248,926)       ($27,020,463)
  Adjustments to reconcile net decrease
    in shareholders' equity
    resulting from operations to net cash
    (used in) operating activities
  Amortization of deferred income                          (        927)       (        922)
  Change in unrealized depreciation
    on investments                                            2,083,520          32,803,273
  Realized gain on investments                             (    363,253)       (  6,211,426)
  Depreciation and amortization                                   1,525               1,505
  Amortization of debenture costs                                19,624              33,472
  Accretion of interest on treasury bills                  (     23,220)               --
  Changes in assets and liabilities
    Due from broker                                              46,599                --
    Accrued interest receivable                            (     89,626)             56,481
    Other assets                                                 20,950              19,015
    Accrued expenses                                            317,304              49,508
    Income taxes payable                                   (     23,404)               --
                                                            -----------        ------------

Net cash (used in) operating activities                    (    259,834)       (    269,557)
                                                            -----------        ------------

Cash flows from investing activities
  Purchases of short-term marketable
    securities                                             (  3,189,681)               --
  Proceeds from short-term marketable
    securities                                                2,407,101                --
  Proceeds from sale of investments/return
    of capital                                                1,103,206           6,547,326
  Investments originated                                         (6,450)               --
  Proceeds from collection of loans                              21,171             668,102
  Purchase of furniture and equipment                      (      4,124)       (      7,508)
                                                            -----------         -----------

  Net cash provided by investing
    activities                                                  331,223           7,207,920
                                                            -----------         -----------

Cash flows from financing activities
  Repayment of debentures payable to SBA                           --              (300,000)
  Payment of federal income tax - deemed
    distribution                                                   --          ( 10,690,254)
                                                            -----------         -----------

Net cash (used in) financing activities                            --          ( 10,990,254)
                                                            -----------         -----------

Increase (decrease) in cash and cash
  equivalents                                                    71,389        (  4,051,891)

Cash and cash equivalents - beginning
  of period                                                   1,993,337          23,314,112
                                                            -----------         -----------

Cash and cash equivalents - end of period                   $ 2,064,726         $19,262,221
                                                            ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

Note - 1  Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Note - 2  Loss per Common Share:

          The computation of basic and diluted loss per common share is as follows:


                                                                     Three Months Ended
                                                                        June 30,
                                                               --------------------------------
                                                                  2001                2000
                                                               -----------          -----------
           Net loss available for common
             stock equivalent shares deemed
             to have a dilutive effect                        ($ 2,248,926)        ($27,020,463)
                                                               ===========          ===========

           Loss per common share
             Basic                                            ($      0.42)        ($      5.05)
                                                               ===========          ===========
             Diluted                                          ($      0.42)        ($      5.05)
                                                               ===========          ===========

           Shares used in computation:
             Basic:
               Weighted average common shares                    5,346,084            5,346,084
                                                               ===========          ===========
             Diluted:
               Weighted average common shares                    5,346,084            5,346,084
               Common stock equivalents                              A                    A
                                                               -----------          -----------

                                                                 5,346,084            5,346,084
                                                               ===========          ===========

          (A) For the three months ended June 30, 2001 and June 30, 2000 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

Note - 3  Subsequent Events

          During July 2001, the Company sold 100,000 shares of Commerce One, Inc. for a realized gain of approximately $1,735,000. After this sale, the Company had 585,146 shares of Commerce One, Inc.

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

Results of Operations

Three Months Ended June 30, 2001 and June 30, 2000

Investment Income

Investment income increased by $34,596 from $347,027 for the three month period ended June 30, 2000 to $381,623 for the same period ended June 30, 2001. This primarily reflected $80,585 in increased earnings from temporarily invested funds as a result of proceeds received from the sale of investments (non-income producing equity investments) and of a decreased level of new investment activity. Interest from small business concerns decreased by $41,336 due to a decrease in loan investments.

Interest Expense

Interest expense increased from $462,946 for the three months ended June 30, 2000 to $484,816 for the same period ended June 30, 2001 due to additional net borrowings of $4,700,000 from the Small Business Administration (the "SBA").

Operating Expenses

The Company's operating expenses increased from $312,697 for the three months ended June 30, 2000 to $425,466 for the three months ended June 30, 2001. Payroll and payroll related expenses increased by $35,030 due to salary increases. Professional fees and newly approved directors fees increased by $60,671 and $25,000, respectively. These increases were off-set by a decrease in advertising expense of $24,408 due to the development of the Company's website in fiscal 2001. There were miscellaneous net increases of $16,476.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Realized Gain on Disposition of Investments

The Company realized a $363,253 gain on the sale of a portion of its equity position in two portfolio companies in fiscal 2002. In fiscal 2001 the Company realized a $6,211,426 gain on the sale of a portion of its equity position in three portfolio companies.

Changes in Unrealized Depreciation of Investments

There was an increase in unrealized depreciation of investments (excluding short-term marketable securities) of $2,070,407 for the three months ended June 30, 2001 compared to a decrease in unrealized appreciation of investments of $32,803,273 for the three months ended June 30, 2000, principally related to the decline in market price of six publicly traded portfolio securities in fiscal year 2002 and ten publicly traded portfolio securities in fiscal year 2001.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash and cash equivalents and short-term marketable securities totaling $18,719,767.

The Company believes that its cash and its short term investments, along with both its possible use of additional SBA debenture funding and ability to sell certain of its publicly traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through June 30, 2002.

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

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ===========================

Item 6 -  Exhibits and Reports on Form 8-K

          a.   Exhibit Index

               None.


          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the first quarter of the Registrant's fiscal year ending March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WINFIELD CAPITAL CORP.
                                                 (Registrant)

                                                 By: /s/ R. Scot Perlin
                                                     ---------------------------
                                                     R. Scot Perlin
                                                     Chief Financial Officer

Dated: August 13, 2001

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

                                                 WINFIELD CAPITAL CORP.
                                                 (Registrant)

                                                 By:
                                                     ---------------------------
                                                      R. Scot Perlin
                                                      Chief Financial Officer

Dated: August 8, 2000