Form 10-Q
period 2001-09-03
WINFIELD CAPITAL CORP
filed 2001-11-13
CIK 936404

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


               For the quarterly period ended SEPTEMBER 30, 2001
                                              ------------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to
                                      -----------     ----------


                        Commission File Number 33-94322
                                               --------


                             WINFIELD CAPITAL CORP.

Incorporated in the                                IRS Employer Identification
State of New York                                      Number   13-2704241
                                                                ----------

                              237 Mamaroneck Avenue
                          White Plains, New York 10605
                                 (914) 949-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                          ----      ----


Registrant had 5,346,084 shares of common stock outstanding as of September 30, 2001.

--------------------------------------------------------------------------------

                        This report consists of 15 pages

                                      INDEX

Part I - Financial Information                                          Page No.
                                                                        --------

         Condensed Statements of Operations - Six and
           Three Months ended September 30, 2001 and 2000 ...........      3-4

         Condensed Balance Sheets - as of
           September 30, 2001 and March 31, 2001 ....................      5-6

         Condensed Statements of Cash Flows -
           Six Months Ended September 30, 2001
           and 2000 .................................................        7

         Notes to Condensed Financial Statements ....................      8-9

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations ............................................    10-14


Part II - Other Information .........................................       15

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                             Six Months Ended
                                                              September 30,
                                                       ----------------------------
                                                            2001            2000
                                                       ------------    ------------
Investment income
    Interest from small business concerns ..........   $    147,392    $    225,904
    Interest from invested idle funds ..............        521,388         427,751
    Other income ...................................          6,578          11,538
                                                       ------------    ------------
                  Total investment income ..........        675,358         665,193
                                                       ------------    ------------
Expenses
    Interest .......................................        976,661         879,173
    Payroll and payroll related expenses ...........        406,049         343,781
    General and administrative expenses ............        172,346         176,104
    Other operating expenses .......................        247,395         157,271
                                                       ------------    ------------
                  Total investment expenses ........      1,802,451       1,556,329
                                                       ------------    ------------
                  Investment loss - net ............     (1,127,093)       (891,136)

Realized gain on investments .......................      1,369,429       6,908,989
Change in unrealized (depreciation)
 appreciation of investments .......................     (7,141,069)    (16,938,590)
                                                       ------------    ------------
                  Net (decrease) in shareholders'
                    equity resulting from operations   ($ 6,898,733)   ($10,920,737)
                                                       ============    ============
Per share net (decrease) in shareholders'
 equity resulting from operations
Basic ..............................................   ($      1.29)   ($      2.04)
                                                       ============    ============
Diluted ............................................   ($      1.29)   ($      2.04)
                                                       ============    ============

The accompanying notes are an intergral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                  Three Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                  2001            2000
                                                             ------------    -------------
Investment income
    Interest from small business concerns ................   $     72,593    $    109,769
    Interest from invested idle funds ....................        217,716         204,664
    Other income .........................................          3,426           3,733
                                                             ------------    ------------
                  Total investment income ................        293,735         318,166
                                                             ------------    ------------
Expenses
    Interest .............................................        491,845         416,227
    Payroll and payroll related expenses .................        206,548         179,310
    General and administrative expenses ..................         74,163          72,542
    Other operating expenses .............................        119,613         112,607
                                                             ------------    ------------
                  Total investment expenses ..............        892,169         780,686
                                                             ------------    ------------
                  Investment loss - net ..................       (598,434)       (462,520)

Realized gain on investments .............................      1,006,176         697,563
Change in unrealized (depreciation)
 appreciation of investments .............................     (5,057,549)     15,864,683
                                                             ------------    ------------
                  Net (decrease) increase in shareholders'
                    equity resulting from operations .....   ($ 4,649,807)   $ 16,099,726
                                                             ============    ============
Per share net (decrease) increase in
 shareholders'equity resulting from operations
Basic ....................................................   ($       .87)   $       3.01
                                                             ============    ============
Diluted ..................................................   ($       .87)   $       2.66
                                                             ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                         September 30,   March 31,
                                              2001         2001
                                         -----------   ------------
Investments at value
    Loans and notes receivable .......   $ 2,569,898   $ 2,609,686
    Equity interests in small business
      concerns .......................    17,707,923    26,694,051
    Option contracts .................          --         730,403
    Assets acquired in liquidation ...       177,063       222,086
                                         -----------   -----------
                  Total investments ..    20,454,884    30,256,226

Cash and cash equivalents ............     4,459,539     1,993,337
Short-term marketable securities .....    15,292,374    15,862,354
Accrued interest receivable ..........       376,533       188,879
Due from broker ......................          --          46,599
Furniture and equipment (net of
 accumulated depreciation of
 $32,383 at September 30, 2001
 and $29,333 at March 31, 2001) ......        15,143        14,069

Other assets .........................       589,556       669,831
                                         -----------   -----------
                  Total assets .......   $41,188,029   $49,031,295
                                         ===========   ===========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 30,     March 31,
                                                      2001             2001
                                                   -------------   ------------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration ..................   $ 24,650,000    $ 25,550,000
    Income taxes payable .......................           --            23,404
    Accrued expenses ...........................        307,832         328,961
                                                   ------------    ------------
                  Total liabilities ............     24,957,832      25,902,365
                                                   ------------    ------------
Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value;
     Authorized - 30,000,000 shares
    Issued and outstanding - 5,346,084
     shares at September 30, 2001 and
     March 31, 2001 ............................         53,461          53,461
    Additional paid-in capital .................     24,753,357      24,753,357
    Accumulated earnings .......................      1,594,698       1,352,362
    Unrealized depreciation on investments - net    (10,171,319)     (3,030,250)
                                                   ------------    ------------
                  Total shareholders' equity ...     16,230,197      23,128,930
                                                   ------------    ------------
                  Total liabilities and
                    shareholders' equity .......   $ 41,188,029    $ 49,031,295
                                                   ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                         September 30,
                                                ------------------------------
                                                    2001             2000
                                                -----------    ---------------
Cash flows from operating activities
    Net decrease in shareholders'
     equity resulting from operations .......   ($ 6,898,733) (  $10,920,737)
    Adjustments to reconcile net decrease
     in shareholders' equity
     resulting from operations to net cash
     (used in) operating activities
    Amortization of deferred income .........           (927)         (1,842)
    Accretion of interest on treasury bills .         (7,647)           --
    Change in unrealized appreciation
     (depreciation) of investments ..........      7,148,716      16,938,590
    Realized gain on investments ............     (1,369,429)     (6,908,989)
    Depreciation and amortization ...........          3,050           3,010
    Amortization of debenture costs .........         39,248          66,444
    Changes in assets and liabilities
      Due from broker .......................         46,599            --
      Accrued interest receivable ...........       (187,654)         53,814
      Other assets ..........................         41,027          55,619
      Accrued expenses ......................        (20,202)       (231,396)
      Income taxes payable ..................        (23,404)           --
                                                ------------    ------------
Net cash (used in) operating activities .....     (1,229,356)       (945,487)
                                                ------------    ------------
Cash flows from investing activities
    Purchases of short-term marketable
      securities ............................     (7,991,330)           --
    Proceeds from short-term marketable
      securities ............................      8,568,957            --
    Proceeds from sale of investments/return
      of capital ............................      3,968,473       8,643,076
    Investments originated ..................        (36,320)     (3,953,175)
    Proceeds from collection of loans .......         89,902         702,642
    Purchase of furniture and equipment .....         (4,124)         (7,508)
                                                ------------    ------------
    Net cash provided by investing activities      4,595,558       5,385,035
                                                ------------    ------------
Cash flows from financing activities
  Repayment of debentures payable to the
   U.S. Small Business Administration .......       (900,000)       (300,000)
  Payment of federal income tax - deemed
   distribution .............................           --       (10,690,254)
                                                ------------    ------------
Net cash (used in) financing activities .....       (900,000)    (10,990,254)
                                                ------------    ------------
Increase (decrease) in cash and cash
 equivalents ................................      2,466,202      (6,550,706)
Cash and cash equivalents - beginning
 of period ..................................      1,993,337      23,314,112
                                                ------------    ------------
Cash and cash equivalents - end of period ...   $  4,459,539    $ 16,763,406
                                                ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note - 1  Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Note - 2  Earnings (Loss) per Common Share:

          The computation of basic and diluted (loss) per common share computation is as follows:

                                                Six Months Ended
                                                  September 30,
                                         ----------------------------
                                             2001            2000
                                         ------------   -------------
Net (loss) available for common
  stock equivalent shares
  deemed to have a dilutive effect ...   ($ 6,898,733)  ($10,920,737)
                                         ============   ============
(Loss) per common share
     Basic ...........................   ($      1.29)  ($      2.04)
                                         ============   ============
     Diluted .........................   ($      1.29)  ($      2.04)
                                         ============   ============
 Shares used in computation:
     Basic:
        Weighted average common shares      5,346,084      5,346,084
                                         ============   ============
     Diluted:
        Weighted average common shares      5,346,084      5,346,084
        Common stock equivalents .....         A             A
                                         ------------   ------------
                                            5,346,084      5,346,084
                                         ============   ============


A For the six months ended September 30, 2001 and September 30, 2000 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note - 2  Earnings (Loss) per Common Share: (Cont'd)

          The computation of basic and diluted (loss) earnings per common share computation is as follows:

                                          Three Months Ended
                                            September 30,
                                     --------------------------
                                         2001          2000
                                     ------------   -----------
Net (loss) earnings available for
  common stock equivalent shares
  deemed to have a dilutive effect   ($ 4,649,807)  $16,099,726
                                     ============   ===========
Earnings per common share
  Basic ..........................   ($       .87)  $      3.01
                                     ============   ===========
  Diluted ........................   ($       .87)  $      2.66
                                     ============   ===========
Shares used in computation:
  Basic:
    Weighted average common shares      5,346,084     5,346,084
                                     ============   ===========
  Diluted:
    Weighted average common shares      5,346,084     5,346,084
    Common stock equivalents .....          A           705,275
                                     ------------   -----------
                                        5,346,084     6,051,359
                                     ============   ===========


A For the three months ended September 30, 2001 the effect of exercising outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

Note 3 - Stock Options

         Effective September 21, 2001, the Board of Directors approved the extension of the expiry date of 856,563 stock options for an additional number of years up to the maximum 10 years stipulated in the Company's Option Plan. In accordance with Financial Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion Number 25," no compensation cost was incurred in connection with the extension.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Six Months Ended September 30, 2001 and September 30, 2000

Investment Income

Investment income increased by $10,615 from $665,193 for the six month period ended September 30, 2000 to $675,358 for the same period ended September 30, 2001. This primarily reflected $93,637 in increased earnings from temporarily invested funds as a result of proceeds received from the sale of investments (non-income producing equity investments) offset by a decrease of $78,512 in interest from small business concerns due to a decrease in loan investments.

Interest Expense

Interest expense increased from $879,173 for the six months ended September 30, 2000 to $976,661 for the same period ended September 30, 2001 due to additional net borrowings of $3,800,000 from the Small Business Administration (the "SBA").

Operating Expenses

The Company's operating expenses increased from $677,156 for the six months ended September 30, 2000 to $825,790 for the six months ended September 30, 2001. Payroll and payroll related expenses increased by $62,268 due to salary increases. Professional fees increased by $37,192. Directors fees increased by $43,018 primarily due to the approval by the Board of Directors in 2001 of fees to be paid to directors attending board and committee meetings. Advertising costs decreased by $30,733 for 2001 due to a decrease in the cost of setting up a web site in 2000. There were miscellaneous increases and decreases with a net increase of $36,889.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Realized Gain on Investments

In fiscal 2002 the Company realized a $512,733 gain on the sale of its entire interest in three portfolio companies and a portion of its equity position in another portfolio company. The Company also realized a $856,696 gain on the expiration of calls sold in two portfolio companies. In fiscal 2001 the Company realized a $6,908,989 gain on the sale of a portion of its equity position in three portfolio companies and its entire equity position in two other portfolio companies.

Changes in Unrealized Appreciation (Depreciation) of Investments

There was an increase in unrealized depreciation of investments (excluding short-term marketable securities) of $7,148,716 for the six months ended September 30, 2001 principally related to the decline in fair market value and market prices of nine portfolio securities compared to a net decrease of $16,938,590 in unrealized appreciation for the same period ended September 30, 2000 principally related to the decline in fair market value and market prices of thirteen portfolio securities offset by an increase in three portfolio securities.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended September 30, 2001 and September 30, 2000

Investment Income

Investment income decreased by $24,431 from $318,166 for the three month period ended September 30, 2000 to $293,735 for the same period ended September 30, 2001. This primarily reflected a decrease of $37,483 in other investment income, principally interest from small business concerns due to a decrease in loan investments. This decrease was partially offset by an increase of $13,052 in earnings from temporarily invested funds as a result of proceeds received from the sale of investments (non-income producing equity investments).

Interest Expense

Interest expense increased from $416,227 for the three months ended September 30, 2000 to $491,845 for the same period ended September 30, 2001 due to additional net borrowings of $3,800,000 from the SBA.

Operating Expenses

The Company's operating expenses increased from $364,459 for the three months ended September 30, 2000 to $400,324 for the three months ended September 30, 2001. Payroll and payroll related expenses increased by $27,238 due to salary increases. Professional fees decreased by $14,296 primarily due to a decrease in legal fees. Directors fees increased by $17,618 primarily due to the approval by the Board of Directors in 2001 of fees to be paid to directors attending board and committee meetings.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Realized Gain on Investments

The Company realized a $163,330 gain on the sale of a portion of its equity position in one portfolio company and its entire equity position in three other portfolio companies in fiscal 2002. The Company also realized a $842,846 gain on the expiration of calls sold in two portfolio companies. There was a $697,563 realized gain in fiscal 2001.

Changes in Unrealized Appreciation (Depreciation) of Investments

There was an increase in unrealized depreciation of investments (excluding short-term marketable securities) of $5,065,196 for the three months ended September 30, 2001 compared to an increase in unrealized appreciation of $15,864,683 for the same period ended September 30, 2000 principally related to the decrease in market prices of eleven portfolio securities. The increase in the unrealized appreciation of investments in fiscal 2001 related to the increase in fair market value and market prices of five portfolio securities offset by a decrease in the fair market value and market prices of eleven portfolio securities.

Liquidity and Capital Resources

At September 30, 2001 the Company had cash, cash equivalents and short-term marketable investments totaling $19,751,913.

The Company believes that its cash and cash equivalents and its short term investments, along with both its possible use of additional SBA debenture funding and ability to sell certain of its publicly traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2003.

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

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

          a.   Exhibit Index

               None.


          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the second quarter of the registrant's fiscal year ending March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WINFIELD CAPITAL CORP.
                                      (Registrant)

                                      By:  /s/ R. SCOT PERLIN
                                         -----------------------------
                                         R. Scot Perlin
                                         Chief Financial Officer

Dated: NOVEMBER 13, 2001