Form 10-Q
period 2001-12-31
WINFIELD CAPITAL CORP
filed 2002-02-13
CIK 936404

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


For the quarterly period ended DECEMBER 31, 2001
                               -----------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -----------------


Commission File Number 33-94322
                       --------

                             WINFIELD CAPITAL CORP.
                             ----------------------


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


Registrant had 5,346,084 shares of common stock outstanding as of December 31, 2001.

--------------------------------------------------------------------------------

                        This report consists of 15 pages

================================================================================

                           Form 10-Q Quarterly Report


                                      INDEX

Part I - Financial Information                                         Page No.
                                                                       --------
         Condensed Statements of Operations -
           Nine and Three Months ended December 31, 2001
           and 2000 .................................................    3-4

         Condensed Balance Sheets - as of
           December 31, 2001 and March 31, 2001 .....................    5-6

         Condensed Statements of Cash Flows -
           Nine Months Ended December 31, 2001
           and 2000 .................................................     7

         Notes to Condensed Financial Statements ....................    8-10

         Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations ............................................   11-14

Part II - Other Information .........................................     15

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                       Nine Months Ended
                                                         December 31,
                                                  ----------------------------
                                                       2001           2000
                                                  ------------    ------------
Investment income
    Interest from small business concerns .....    $   155,913     $   286,010
    Interest from invested idle funds .........        698,704         600,652
    Other income ..............................          8,803          35,219
                                                   -----------     -----------
         Total investment income ..............        863,420         921,881
                                                   -----------     -----------
Expenses
    Interest ..................................      1,416,772       1,289,262
    Payroll and payroll related expenses ......        639,887         535,694
    General and administrative expenses .......        261,234         264,465
    Other operating expenses ..................        334,343         226,287
                                                   -----------     -----------
         Total investment expenses ............      2,652,236       2,315,708
                                                   -----------     -----------
         Investment loss - net ................   (  1,788,816)   (  1,393,827)
Realized (loss) gain on investments ...........   (  1,539,439)      4,836,969
Change in unrealized (depreciation)
    appreciation of investments ...............   (  4,419,948)   ( 59,196,455)
                                                   -----------     -----------
             Net (decrease) in shareholders'
               equity resulting from operations   ($ 7,748,203)   ($55,753,313)
                                                   ===========     ===========
Per share net (decrease) in shareholders'
  equity resulting from operations
        Basic .................................   ($      1.45)   ($     10.43)
                                                   ===========     ===========
        Diluted ...............................   ($      1.45)   ($     10.43)
                                                   ===========     ===========


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                       December 31,
                                                 ---------------------------
                                                     2001            2000
                                                 -----------     -----------
Investment income
    Interest from small business concerns ...    $     8,521     $    60,106
    Interest from invested idle funds .......        177,316         172,901
    Other income ............................          2,225          23,681
                                                 -----------     -----------
         Total investment income ............        188,062         256,688
                                                 -----------     -----------
Expenses
    Interest ................................        440,111         410,089
    Payroll and payroll related expenses ....        233,838         191,913
    General and administrative expenses .....         88,888          88,361
    Other operating expenses ................         86,948          69,016
                                                 -----------     -----------
         Total investment expenses ..........        849,785         759,379
                                                 -----------     -----------
         Investment loss - net ..............   (    661,723)    (   502,691)

Realized (loss) on investments ..............   (  2,908,868)    ( 2,072,020)
Change in unrealized (depreciation)
    appreciation of investments .............      2,721,121     (42,257,865)
                                                 -----------     -----------
           Net (decrease) in shareholders'
             equity resulting from operations   ($   849,470)   ($44,832,576)
                                                 ===========     ===========
Per share net (decrease) in shareholders'
    equity resulting from operations
        Basic ...............................   ($       .16)   ($      8.39)
                                                 ===========     ===========
        Diluted .............................   ($       .16)   ($      8.39)
                                                 ===========     ===========


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                          December 31,   March 31,
                                            2001           2001
                                         ------------- ------------
Investments at value
    Loans and notes receivable .......   $ 2,072,951   $ 2,609,686
    Equity interests in small business
      concerns .......................    17,723,227    26,694,051
    Option contracts .................          --         730,403
    Assets acquired in liquidation ...       162,063       222,086
                                         -----------   -----------
           Total investments .........    19,958,241    30,256,226

Cash and cash equivalents ............     3,722,775     1,993,337
Short-term marketable securities .....    14,655,782    15,862,354
Accrued interest receivable ..........       295,135       188,879
Due from broker ......................          --          46,599
Furniture and equipment (net of
    accumulated depreciation of
    $33,908 at December 31, 2001
    and $29,333 at March 31, 2001) ...        13,618        14,069

Other assets .........................       649,151       669,831
                                         -----------   -----------
           Total assets ..............   $39,294,702   $49,031,295
                                         ===========   ===========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            =========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                             December 31,    March 31,
                                                                2001           2001
                                                             ------------  -----------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration ............................   $24,650,000   $25,550,000
    Income taxes payable .................................          --          23,404
    Accrued expenses .....................................       540,164       328,961
                                                             -----------   -----------
           Total liabilities .............................    25,190,164    25,902,365
                                                             -----------   -----------
Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value; Authorized - 30,000,000
        shares; Issued and outstanding - 5,346,084 shares
        at December 31, 2001 and at  March 31, 2001 ......        53,461        53,461
    Additional paid-in capital ...........................    24,753,357    24,753,357
    Accumulated earnings .................................  (  3,252,082)    1,352,362
    Unrealized depreciation on investments -
      net ................................................  (  7,450,198) (  3,030,250)
                                                             -----------   -----------
           Total shareholders' equity ....................    14,104,538    23,128,930
                                                             -----------   -----------
                  Total liabilities and
                    shareholders' equity .................   $39,294,702   $49,031,295
                                                             ===========   ===========



The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ==================================


                                                        Nine Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001           2000
                                                   ------------    ------------
Cash flows from operating activities
    Net decrease in shareholders'
        equity resulting from operations .......   ($ 7,748,203)   ($55,753,313)
    Adjustments to reconcile net decrease
        in shareholders' equity resulting from
        operations to net cash (used in)
        operating activities
        Realized loss (gain) on investments ....      1,539,439    (  4,836,969)
        Amortization of debenture costs ........         58,872          86,572
        Change in appreciation on treasury bills         26,705            --
        Change in unrealized appreciation
          (depreciation) on investments ........      4,393,243      59,196,455
        Amortization of deferred income ........  (         927)   (      3,514)
        Depreciation and amortization ..........          4,575           4,515
    Changes in assets and liabilities
        Deferred income ........................           --             1,500
        Accrued interest receivable ............  (     106,256)         53,644
        Due from broker ........................         46,599            --
        Other assets ...........................  (      38,192)         77,804
        Accrued expenses .......................        212,130    (     45,782)
        Income taxes payable ...................  (      23,404)           --
                                                   ------------    ------------
Net cash (used in) operating activities ........  (   1,635,419)   (  1,219,088)
                                                   ------------    ------------
Cash flows from investing activities
    Purchases of short-term marketable
      securities ...............................  (  13,427,706)           --
    Proceeds from sales of short-term
        marketable securities ..................     14,593,475            --
    Proceeds from sale of investments/return
      of capital ...............................      4,330,104      11,150,007
    Investments originated .....................  (      54,690)   (  9,653,177)
    Proceeds from collection of loans ..........        103,987         727,202
    Purchase of furniture and equipment ........  (       4,124)   (      7,508)

Net cash provided by investing activities ......      5,541,046       2,216,524
                                                   ------------    ------------
Cash flows from financing activities
    Repayment of subordinated debentures .......           --      (  1,089,000)
    Dividends paid .............................  (   1,276,189)           --
    Repayment of debentures payable to
        the U.S. Small Business Administration .  (     900,000)   (    300,000)
    Payment of federal income tax - deemed
        distribution ...........................           --      ( 10,690,254)
                                                   ------------    ------------
Net cash (used in) financing activities ........  (   2,176,189)   ( 12,079,254)
                                                   ------------    ------------
Increase (decrease) in cash and cash equivalents      1,729,438    ( 11,081,818)

Cash and cash equivalents - beginning of period       1,993,337      23,314,112
                                                   ------------    ------------
Cash and cash equivalents - end of period ......   $  3,722,775    $ 12,232,294
                                                   ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note 1 -- Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Note 2 -- (Loss) Per Common Share:

          The reconciliation of basic and diluted (loss) per common share computation is as follows:

                                                       Nine Months Ended
                                                         December 31,
                                                    ---------------------------
                                                        2001          2000
                                                    -------------  ------------
          Net (loss) available for
            common stock equivalent
            shares deemed to have a
            dilutive effect ......................  ($ 7,748,203)  ($55,753,313)
                                                     ===========    ===========
          (Loss) per common share:
            Basic ................................       ($ 1.45)       ($10.43)
                                                          ======         ======
            Diluted ..............................       ($ 1.45)       ($10.43)
                                                          ======         ======
          Shares used in computation:
            Basic
              Weighted average common shares .....     5,346,084      5,346,084
                                                     ===========    ===========
            Diluted
              Weighted average common shares .....     5,346,084      5,346,084
              Common share equivalents ...........       (A)             (A)
                                                     -----------    -----------
                                                       5,346,084      5,346,084
                                                     ===========    ===========

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS




Note 2 -- (Loss) Per Common Share: (cont'd.)

                                                      Three Months Ended
                                                         December 31,
                                                 ------------------------------
                                                       2001           2000
                                                 -------------    -------------
            Net (loss) available for
              common stock equivalent
              shares deemed to have a
              dilutive effect                   ($    849,470)    ($ 44,832,576)
                                                 ============      ============
            (Loss) per common share:
                Basic                                 ($  .16)          ($ 8.39)
                                                       ======            ======
                Diluted                               ($  .16)          ($ 8.39)
                                                       ======            ======
            Shares used in computation:
                Basic
                Weighted average common shares      5,346,084         5,346,084
                                                 ============      ============
                Diluted
                Weighted average common shares      5,346,084         5,346,084
                Common share equivalents               (A)              (A)
                                                 ------------      ------------
                                                    5,346,084         5,346,084
                                                 ============      ============

(A) For the nine and three months ended December 31, 2001 and 2000, the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

Note 3 -- Stock Options

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================




Note 4 -- Dividends

          On September 14, 2001 the Board of Directors, subject to approval by the U.S. Small Business Administration (the "SBA") authorized a long term capital gain dividend of $1,276,189 or approximately $0.2387 per share to shareholders. On November 9, 2001, the SBA approved the dividend which was subsequently paid on December 19, 2001.

Note 5 -- Change in Accounting Estimate

          For the nine and three months ended December 31, 2001, the Company, in accordance with Securities and Exchange Commission Guidelines and the AICPA Audit of Investment Companies Guide, eliminated the 10% blockage discount in calculating the fair market value of its portfolio securities listed on NASDAQ. If the Company had not changed its method of estimating the fair market value of its portfolio securities, the loss for the nine and three months ended December 31, 2001 would have been $8,063,438 and $1,164,706, respectively, or a loss of $1.51 and $.22 per share, respectively.

Note 6 -- Subsequent Events

          On February 4, 2002, the Company was awarded a new $4,000,000 debenture funding commitment from the SBA.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Results of Operations

Nine Months Ended December 31, 2001 and December 31, 2000

Investment Income

Investment income decreased by $58,461 from $921,881 for the nine month period ended December 31, 2000 to $863,420 for the same period ended December 31, 2001. This primarily reflected a decrease of $156,513 in other investment income and interest from small business concerns principally related to a decrease in loan investments, partially offset by $98,052 in increased earnings from temporarily invested funds as a result of proceeds received from the sales of marketable securities.

Interest Expense

Interest expense increased from $1,289,262 for the nine months ended December 31, 2000 to $1,416,772 for the same period ended December 31, 2001 due to additional net borrowings of $3,880,000 from the SBA.

Operating Expenses

The Company's operating expenses increased from $1,026,446 for the nine months ended December 31, 2000 to $1,235,464 for the nine months ended December 31, 2001. Payroll and payroll related expenses including employee pension costs in fiscal 2002 increased by $104,193. Director fees increased by $67,642 primarily due to the approval by the Board of Directors in 2001 of fees to be paid to directors attending board and committee meetings. Professional fees increased by $45,474 and insurance expense increased by $23,817. Advertising costs decreased by $37,554 for fiscal 2002 due to the decrease in the cost of setting up a website in fiscal 2001.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Realized (Loss) Gain on Disposition of Investments

In fiscal 2002, the Company realized a $2,382,039 loss on the sale of its entire interest in five portfolio companies and a portion of its equity position in two other portfolio companies. The Company also realized a $842,598 gain on calls sold in two portfolio companies. In fiscal 2001, the Company realized a $4,836,969 gain on the sale of a portion of its equity position in six portfolio companies and its entire equity position in six other portfolio companies.

Changes In Unrealized Depreciation/Appreciation of Investments

There was an increase in unrealized depreciation of investments of $4,419,948 for the nine months ended December 31, 2001 principally related to the decline in fair market value and market prices of seven portfolio securities compared to a net decrease of $59,196,455 in unrealized appreciation for the same period ended December 31, 2000, principally related to the decline in fair market value and market price of twelve portfolio securities.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Results of Operations

Three Months Ended December 31, 2001 and December 31, 2000

Investment Income

Investment income decreased by $68,626 from $256,688 for the three month period ended December 31, 2000 to $188,062 for the same period ended December 31, 2001. This primarily reflected a decrease of $73,041 in other investment income and interest from small business concerns due to a decrease in loan investments, partially offset by $4,415 in increased earnings from temporarily invested funds as a result of proceeds received from the sales of marketable securities.

Interest Expense

Interest expense increased from $410,089 for the three months ended December 31, 2000 to $440,111 for the same period ended December 31, 2001 due to additional net borrowings of $2,550,000 from the SBA.

Operating Expenses

The Company's operating expenses increased from $349,290 for the three months ended December 31, 2000 to $409,674 for the three months ended December 31, 2001. Payroll and payroll related expenses, including employee pension costs in fiscal 2002, increased by $41,925. Directors fees increased by $24,625 primarily due to the approval by the Board of Directors in 2001 of fees to be paid to directors attending board and committee meetings. Insurance expense increased by $12,510. Advertising decreased by $15,109 for fiscal 2002 due to the decrease of the costs of setting up a website in fiscal 2001.

Realized (Loss) on Disposition of Investments

The Company realized a $2,908,868 loss on the sale of its entire investment in two portfolio companies and a portion of its equity position in another portfolio company in fiscal 2002. There was a $2,072,020 realized loss in fiscal 2001.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Changes in Unrealized Depreciation/Appreciation of Investments

There was a decrease in unrealized depreciation of investments of $2,721,121 for the three months ended December 31, 2001 principally related to the sale of the entire equity position in two portfolio companies which had unrealized depreciation of $2,966,206, offset by a net increase in unrealized depreciation of $245,085 in other portfolio companies. There was a decrease of $42,257,865 in unrealized appreciation for the three months ended December 31, 2000.

Liquidity and Capital Resources

At December 31, 2001 the Company had cash, cash equivalents and short-term marketable investments totaling $18,378,557.

The Company believes that its cash and cash equivalents and its short-term investments, along with both its possible use of additional SBA debenture funding and ability to sell certain of its publicly traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2003.

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

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ===========================

Item 6 -- Exhibits and Reports on Form 8-K

          a. Exhibit Index

             None.

          b. Reports on Form 8-K

             No reports on Form 8-K were filed during the third quarter of the registrant's fiscal year ending March 31, 2002.

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

Dated: February 13, 2002