Form 10-K
period 2002-03-31
WINFIELD CAPITAL CORP
filed 2002-06-28
CIK 936404

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 2002         COMMISSION FILE NUMBER 33-94322

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

Common Stock, par value $.01 per share .................. Nasdaq National Market


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 21, 2002 was approximately $3,969,010.

     The number of outstanding shares of the registrant's common stock as of June 21, 2002 was 5,346,084 shares.

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

     In addition, the Company's capital structure includes a large amount of debt securities, all of which are debentures issued to the Small Business Administration (the "SBA") at fixed interest rates. Therefore, unless and until the Company is able to invest all or substantially all of the proceeds from such debt securities at annualized interest or at other rates of return that substantially exceed annualized rates of interest the Company is required to pay the SBA under these debentures, the Company's operating results will be adversely affected which, in turn, may depress the market value of the Company's shares of common stock.

                                     PART I

ITEM 1. BUSINESS.

     Winfield Capital Corp. (the "Registrant" or the "Company") was incorporated as a New York corporation in 1972. It is a small business investment company ("SBIC") that was licensed by the Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a Business Development Company ("BDC"), a type of closed-end investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be taxed as a Regulated Investment Company ("RIC") for U.S. federal income tax purposes. The Company's offices are located at 237 Mamaroneck Avenue, White Plains, New York 10605 and its telephone number is (914) 949-2600. The Company can also be reached via its website at http://www.winfieldcapital.com.

     As a SBIC, the Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and to make equity investments in, unaffiliated business concerns that (i) do not have a net worth in excess of $18 million and do not have average net income after Federal income taxes for the two years preceding any date of determination of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The types and dollar amounts of the loans and other investments the Company may make are limited by the 1940 Act, the Small Business Investment Act and the regulations of the SBA (the "SBA Regulations"). The SBA is authorized to examine the operations of the Company and the Company's ability to obtain funds from the SBA is also governed by the Small Business Investment Act and the SBA Regulations. As a BDC, the Company is required to make available significant managerial assistance to its portfolio companies.

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

SELECTED RECENT DEVELOPMENTS

     According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA regulations. As of March 31, 2002, the Company was below the capital impairment threshold by approximately $900,000. In light of the continuing decline in the market for public and private securities after March 31, 2002, impairment may occur in the next fiscal year. If the Company became subject to the capital impairment rules, the SBA may declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA. As such, impairment could have a material adverse effect on the Company's financial position and operations.

         On June 17, 2002, the Company received notice from the Nasdaq Sock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule") on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(1), subject to appeal, the Company has 90 calendar days, or until September 16, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by September 16, 2002, the Company's securities will be delisted from the Nasdaq National Market. If the Company's securities are delisted, the Company will seek to list its securities on the Nasdaq SmallCap Market which the Company had previously listed on prior to listing on the Nasdaq National Market. The Company cannot predict what effect, if any, such delisting would have on the trading of its securities.

CHARACTERISTICS OF THE COMPANY'S INVESTMENTS

     The Company invests in all kinds and classes of securities issued by portfolio companies, including, but not limited to, notes and bonds; straight, senior, subordinated, convertible and interest-paying debentures; preferred stock; common stock; and options and warrants to purchase the foregoing. The Company does not have a policy that limits the amount that may be invested in any kind or class of security, except that it intends to invest approximately
(i) one-third of its assets in straight loans or debt securities and (ii) two-thirds of its assets in loans or debt securities with equity components, such as conversion and exchange rights and warrants, or in direct equity investments (common stock and preferred stock).

     When the Company's investments are structured as loans, they typically are evidenced by promissory notes or equivalent instruments with a specified maturity or due upon demand, and often are accompanied by warrants to acquire equity interests in the borrower for nominal consideration. The loans are usually secured by assets of the borrower, which security interests frequently are senior to any other secured debt financing the borrower may have in place. When appropriate, a personal guaranty of a borrower's major stockholder or stockholders is sought, which may also be secured by such stockholders' personal assets. The Company's loans typically have a fixed rate of interest subject to the maximum rate allowed by the SBA (see "SBA Regulation" below), although lower rates may be negotiated depending on the creditworthiness of the borrowers and other relevant factors. Typically (although there may be exceptions), such loans require periodic payments of principal and interest that fully amortize the loan at maturity, and mature in five years or less. In addition, the Company intends to pursue "bridge loan" opportunities (e.g., typically with maturity dates not more than one year) as and to the extent permitted by the SBA Regulations. Management believes that, although there can be no assurance, the performance of its investment portfolio could be enhanced by increasing the Company's equity investments, relative to its loan portfolio. Accordingly, the Company's management intends to continue seeking more financing opportunities with equity participation and more investments with equity components than previously were sought by the Company. There can be no assurance that the Company will find such opportunities on terms favorable to the Company, if at all.

     Investments that the Company holds in its portfolio companies are "restricted securities," as that term is defined under Rule 144 of the Securities Act of 1933, as amended (the "1933 Act"). These securities may not be sold freely in the absence of registration under the 1933 Act. As a result, its ability to sell or otherwise transfer the securities it holds in its portfolio will be limited. The capital stock it receives from portfolio companies is expected to be acquired primarily in private transactions negotiated directly with the portfolio company or an affiliate. The Company's management will continue to be principally responsible for conducting negotiations with respect to its investments in portfolio companies. The Company may acquire securities of public companies in connection with mergers of its portfolio companies with such public companies. The Company may invest a portion of its other assets in the publicly traded securities of public companies. Such investments, and other investments that are not "qualifying assets," may not exceed 30% of the value of the Company's total assets at the time of any such investment.

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

     Prior to May 2, 1995, when there was a change in management of the Company, the Company's investments were made primarily in very small local retail and service businesses. Today, the Company focuses on investments in privately held "Eligible Concerns" in industries that management considers growing industries, including, but not limited to technology and other "new economy" businesses, computer hardware/software, and consumer products manufacturers and distributors. There can be no assurance that the Company will continue to be able to locate investments in such businesses on terms favorable to it. If the Company is unable to identify such investments, it would seek to reevaluate its overall investment strategies. The Company typically concentrates its investments in entities that are headquartered and incorporated in the Northeast, but considers investments in other parts of the country if they are otherwise consistent with the Company's loan and other investment selection criteria.

     Generally, the Company's existing portfolio companies are expansion stage businesses, although some are start-up and development stage companies, including some with negative net worth and net operating losses. Under applicable SBA Regulations, the Company may not invest more than 20% of its "Private Capital" in any single company without prior SBA approval. Under the Small Business Investment Act and the SBA Regulations, "Private Capital" is defined as the total of paid-in capital, other than capital obtained from Federal sources (such as the SBA), and paid-in surplus. In most instances, the Company participates in loans and other investments with other investors. Accordingly, the Company has been able to become involved in transactions larger than would otherwise be possible under the investment limit of 20% of its own Private Capital.

SELECTION OF LOAN AND OTHER INVESTMENT OPPORTUNITIES

     Given the Company's objective to emphasize equity investments, the Company uses the following criteria in selecting investment opportunities:

          Potentially Profitable Operations. The Company attempts to identify companies that are profitable or that it believes will become profitable in the future.

          Development Stage Companies. The Company attempts to identify and invest in development stage companies, (i.e., companies with a product or service that is beyond the testing stage). The Company generally seeks to avoid so-called "seed capital" and start-up companies.

          Experienced Management Team. The Company seeks to invest in portfolio companies that have experienced management with a substantial ownership interest and a demonstrated ability, or the potential, to accomplish the objectives set forth in such companies' business plan.

          Liquidation Value of Assets. Although the Company is not an "asset-based" lender, the value of assets securing its loans is an important consideration in its loan decisions. Emphasis is placed on balance sheet assets such as inventory, plant, property and equipment.

          Growth. The Company requires that prospective borrowers have sufficient cash flow to service their debt and have what management believes to have a good chance of achieving substantial annual growth.

          Exit Strategy. Another investment consideration is whether there is an opportunity to liquidate the investment in a potential portfolio company in the future. Such opportunity generally would allow the Company to realize a gain on its equity interests that have appreciated in value, if at all, through public offerings, sales of the portfolio company, mergers with other companies or repurchases by the portfolio company of the Company's equity interests. In this connection, the Company often seeks to obtain registration rights ("demand" and "piggyback") as a condition to its equity investments.

     The foregoing criteria are general guidelines rather than fixed requirements and the Company may consider such other criteria as investment opportunities arise.

CERTAIN NON-COMPLIANCE BY PORTFOLIO COMPANIES

     Although the Company's agreements with its portfolio companies require them to furnish the Company with periodic and/or annual financial statements and to include financial and other covenants by its borrowers in its loan agreements, certain of its portfolio companies may fail to supply the financial statements or to otherwise comply with the covenants required of them. The Company deals with these failures on a case-by-case basis, and the exercise by the Company of appropriate remedies are often influenced by the payment records of such companies.

     The aggregate face amount of the Company's outstanding loans and the value of other portfolio investments was $25,607,801 as of March 31, 2002 with loans and notes receivable comprising 12% (19% of which were performing in accordance with their terms and 81% were non-performing), equity interests 87% and assets acquired in liquidation of defaulted loans 1%.

     There was unrealized depreciation on loans and investments of $8,492,858 for the year ended March 31, 2002 (principally reflecting the decreased market price of investments in six publicly traded portfolio companies and the decreased fair value of investments in six privately held portfolio companies) compared with unrealized depreciation of $69,828,667 for the year ended March 31, 2001 (principally reflecting the decreased market price of investments in ten publicly traded portfolio companies and the decreased fair value of investments in six privately held portfolio companies) and unrealized appreciation of $42,284,344 for the year ended March 31, 2000. Management believes that the decline in the unrealized value of these investments in the fiscal years ended March 31, 2002 and March 31, 2001 and the increase in the unrealized value of these investments in the fiscal year ended March 31, 2000 reflect the significant volatility in the public equity markets in general, and the high technology sector in particular, over the past three fiscal years.

WRITE-OFFS

     During the past three fiscal years, the Company has written-off loans and investments and disposed of, at a loss, assets acquired in liquidation in the aggregate amount of $7,382,341 as described in the following table:

                                                                                 YEAR ENDED MARCH 31,
                                                                        ------------------------------------
                                                                           2000        2001          2002
                                                                        ------------------------------------

     Amount written-off .............................................   $864,657    $4,179,968    $2,337,716
     Amount written-off as a percentage of aggregate loans and
        investments and assets acquired in liquidation as of the
        beginning of the year........................................      1.9%        4.1%           7.7%


SBA FUNDING

     The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. A SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

     The Company has, as approved by the SBA as of March 31, 2002, Private Capital of approximately $27,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $81,000,000 (300% of its Private Capital). The Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

     The SBA offers eligible SBICs the opportunity to sell "participating securities" (preferred stock or debentures having interest payable only to the extent of earnings) to the SBA or to entities that receive SBA guaranties in an amount up to 200% of the SBIC's Private Capital. Although the Company has the minimum amount of Private Capital necessary to be eligible for the SBA's participating securities program (i.e., $10,000,000), the issuance of any future Company debentures may disqualify the Company from participating in the program under the provisions of the SBA Regulations and the 1940 Act. In addition, the Company believes that, to date, only partnerships have been allowed to issue participating securities and that corporations will not be allowed to issue participating securities.

SBA REGULATION

     SBICs, such as the Company, are licensed by the SBA as part of a program designed to stimulate the flow of private debt and/or equity capital to "Eligible Concerns" and "Smaller Concerns." Under current SBA Regulations and the Small Business Investment Act, an independently owned and operated business concern that does not have a net worth in excess of $18 million and does not have average net income after federal income taxes for the preceding two years of more than $6 million, or meets size standards prescribed by the SBA relating either to annual receipts or number of employees, depending on the industry in which such business primarily operates, is eligible to receive financial assistance from a SBIC (hereinafter referred to as an "Eligible Concern"). The SBA Regulations also define a "Smaller Concern" as a concern with a net worth of $6 million or less and average annual net profits after taxes of $2 million or less, or depending on the industry in which the business operates, meets criteria based on the number of its employees or its annual receipts. Commencing with its fiscal year ended March 31, 1996, the Company was required by the SBA Regulations to earmark at least 10% of its financing to Smaller Concerns and in each subsequent fiscal year to earmark at least 20% of its financing to Smaller Concerns.

     SBA Regulations place certain limitations on the terms of loans made by SBICs. The maximum maturity of these loans may not exceed 20 years. A borrower from a SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight-line, five-year amortization schedule. On straight loans (without equity components) a SBIC can charge an interest rate of up to 19% and on loans with equity components an annualized interest rate of up to 14%. Notwithstanding the above restrictions, a SBIC can charge a borrower more by first computing a base rate using either the SBA debenture rate currently in effect, plus an applicable charge permitted by the SBA, or a base rate using the weighted average cost of the SBIC's borrowings from the SBA and qualified third party lenders such as banks. On loans with equity components, a SBIC may charge interest equal to 6% above the base rate used and, in the case of a straight loan, 11% above the base rate used.

     SBICs may invest directly in the equity of their portfolio companies. However, they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. A SBIC may acquire options or warrants in its portfolio companies. Such options and warrants may also have redemption provisions, subject to certain restrictions. In general, however, SBICs may not control a portfolio company. "Control" for this purpose is defined as the ownership (or control) of a 50% interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of other shareholders of the portfolio company).

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

     A BDC is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock having rights as to voting, liquidation and dividends which are senior to the Company's common stock (collectively, "Senior Securities," as defined in the 1940 Act) if the asset coverage, as defined in the 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. On the other hand, because the Company is a SBIC, the only asset coverage requirement applicable to it that would give the holders of its Senior Securities constituting indebtedness, including the Debentures, the right to elect a majority of the Board of Directors, if on the last business day of each of 12 consecutive calendar months, the Company failed to maintain at least 100% asset coverage. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock issued to or guaranteed by the SBA), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts from banks evidenced by notes not to be publicly distributed or for temporary purposes if the borrowing does not exceed 5% of the value of its total assets. A loan is presumed to be for temporary purposes if it is repaid within sixty days and is not extended or renewed.

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

     In addition, a BDC must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in items (1) or (2) above and, in order to count the securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or make available to the issuer of the securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or in the case of a SBIC (such as the Company), making loans to a portfolio company.

VALUATION OF INVESTMENTS

     Securities that are traded on a securities exchange or the Nasdaq National Market, which are not restricted investments, are valued at the security's last sale price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date. Investments in non-public company securities (including equity investments, warrants and convertible instruments) are recorded at fair value, as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of cash flows from operations, the market for comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securities are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

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

Fundamental Policies

     In making investments and managing its portfolio, the Company will adhere to the following fundamental policies, which may not be changed without the approval of the holders of 50% or more of the Company's outstanding voting securities, or the holders of 67% or more of the Company's outstanding voting securities present at a meeting of security holders at which holders of 50% or more of such securities are present in person or by proxy:

          1. The Company will conduct its business so as to retain its status as a SBIC and as a BDC, and to qualify as a "Regulated Investment Company" (as defined under the Internal Revenue Code of 1986, as amended). In order to retain its status as a SBIC, the Company must limit its investments to Eligible Concerns and meet the minimum financing obligations applicable to Smaller Concerns (see "SBA Regulation").

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

     In order to retain its status as a BDC, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a BDC". In order to qualify as a RIC, the Company is required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. The Company qualified as a RIC for the fiscal year ended March 31, 2002.

COMPETITION

     Many entities, including banks, lending companies (including other SBICs), venture capital funds and other sources of capital, compete for loan originations and investments similar to those made by the Company. The Company's competition is not limited to entities that operate in the same geographical area as the Company, as many of the Company's competitors operate throughout the United States. Furthermore, competition for loan origination has increased as the financial resources of the banking community have grown over the last few years. Many of the Company's competitors have far greater financial and personnel resources than the Company. In addition, many other SBICs use professional investment advisors to seek and evaluate potential investments. The Company does not have an independent investment advisor nor does it intend to retain one.

FORWARD-LOOKING STATEMENTS

     This report and accompanying notes to the financial statements may contain forward-looking statements. For this purpose, any statements contained in this report and accompanying notes to the financial statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "could," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

PERSONNEL

     As of June 21, 2002, the Company had four full-time employees (three of whom are Messrs. Paul A. Perlin, Chief Executive Officer, David Greenberg, Managing Director, and R. Scot Perlin, Chief Financial Officer and Secretary, and one of whom handles clerical matters). In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Registrant's common stock trades in the Nasdaq National Market under the symbol, "WCAP." The reported high and low bid quotations for the Registrant's common stock on the Nasdaq National Market from April 1, 2000 to June 21, 2002 were as follows:

                                                        COMMON STOCK
                                                    ---------------------
                                                     HIGH           LOW
                                                    -------      --------

April 1 - June 30, 2000 ........................    $ 20.75      $  9.125
July 1 - September 30, 2000 ....................      17.188       10.313
October 1 - December 31, 2000 ..................      11.00         2.406
January 1 - March 31, 2001 .....................       5.594        2.031
April 1 - June 30, 2001 ........................       2.69         1.55
July 1 - September 30, 2001 ....................       2.10         0.62
October 1 - December 31, 2001 ..................       1.95         0.77
January 1 - March 31, 2002 .....................       1.71         1.17
April 1 - June 21, 2002 ........................       1.60         0.90
================================================================================

     The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

     As of June 21, 2002, the Company estimates that its shares of common stock are held by 5,441 beneficial holders. The Company paid a dividend of $1,276,189 or $.2387 per share on December 19, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     See Summary of Financial Information for the years ended March 31, 2002, 2001, 2000, 1999, and 1998 on the following page:

                                                      WINFIELD CAPITAL CORP.

                                                 SUMMARY OF FINANCIAL INFORMATION


                                                                                 YEARS ENDED MARCH 31,
                                                       --------------------------------------------------------------------------
                                                           2002             2001           2000            1999          1998
                                                       --------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
  Total investment income ..........................   $  1,057,404    $  1,185,799    $    873,445    $   839,897    $ 1,118,127
  Total investment expenses ........................   $  3,641,686    $  3,232,652    $  3,432,819    $ 2,052,031    $ 1,844,342
  Net realized (losses) gains on
    disposition of investments .....................   $ (3,289,935)   $  1,282,344    $ 30,851,848    $   740,829    $  (184,206)
  Unrealized (depreciation) appreciation
    on loans and investments .......................   $ (8,415,093)   $(69,828,667)   $ 42,284,344    $25,323,076    $(1,074,053)
  Net (loss) income ................................   $(14,367,075)   $(70,593,176)   $ 70,576,818    $24,851,771    $(1,984,474)
  (Loss) earnings per share ........................   $      (2.69)   $     (13.20)   $      13.36    $      4.95    $     (0.40)
  Weighted average number of shares
    outstanding ....................................      5,346,084       5,346,084       5,282,131      5,023,361      5,023,361

OTHER OPERATING DATA
  Number of loans and other investments
     outstanding at end of period ..................             37              50              64             52             46
  Number of loans and other investments
    originated .....................................              4               7              22             13             16
  Principal amount of loans and other
    investments originated .........................   $    367,676    $  9,637,953    $ 18,624,388    $ 9,420,696    $11,314,223
  Investment expenses as a percentage of
    average net assets .............................           22.3%            6.9%            4.8%           8.1%          19.5%

BALANCE SHEET DATA
  Loans and investment portfolio
    including assets acquired in
    liquidation ....................................   $ 14,129,234    $ 30,256,226    $102,739,179    $45,311,218    $13,364,711
  Total assets .....................................   $ 32,498,086    $ 49,031,295    $126,867,621    $50,128,912    $18,233,115
  SBA debentures ...................................   $ 24,650,000    $ 25,550,000    $ 20,850,000    $15,300,000    $ 8,300,000
  Common stock (including additional paid
    in-capital) ....................................   $ 23,036,159    $ 24,806,818    $ 26,968,537    $ 9,264,680    $ 9,492,599
  (Accumulated deficit) retained earnings ..........   $ (4,027,385)   $  1,352,362    $    (44,848)   $  (301,434)   $   (58,048)
  Total shareholders' equity .......................   $  7,485,666    $ 23,128,930    $ 93,722,106    $33,477,319    $ 8,625,548

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Years Ended March 31, 2002, 2001, and 2000

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications of its assumptions and estimates are appropriate, results of operations and financial position as reported in the financial statements may change significantly. The following sections discuss accounting policies applied in preparing the Company's financial statements that management believes are most dependent on the application of estimates and assumptions.

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

     The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 30%, rate which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement, size of position held and trading history of the portfolio company. In some cases, a discount of greater than 30% may be used based upon applicable factors including, but not limited to (by way of example):
1) whether the portfolio company will be financially solvent at the time such restricted securities become freely tradable, 2) whether the Company has knowledge of material non-public information about the portfolio company which it is not at liberty to disclose in connection with its sale of the securities of such portfolio company and 3) the risk that the portfolio company's securities might be de-listed from an exchange or automated trading market with published trading reports.

     Loans and assets acquired in liquidation for which no public market exists are stated at "fair value" as determined in good faith by the Board of Directors. The carrying values of loans to small business concerns are based on the Board of Directors' evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business which anticipates the Company holding the loans to maturity and realizing the face value of the loans. The carrying value of loans normally corresponds to cost less amortized original issue discount, if any, unless adverse factors lead to a determination of value at a lower amount. In such instances, the Company records an increase in unrealized depreciation of investments to reduce the carrying value of such loans to a fair value, as determined by the Board of Directors.

     Investments in non-public companies securities (including equity investments, warrants and convertible instruments) are recorded at fair value as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of cash flows from operations, the market for comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securities are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

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

Income Taxes

     Effective April 1, 1996, the Company has elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is taxed as a pass-through entity which acts as a partial conduit of income to its shareholders.

     In order to maintain its RIC status, the Company must in general: 1.) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities, 2.) meet investment diversification requirements defined by the Code, and 3.) distribute to shareholders 90% of its net income (other than long-term capital gains).

     The Company may periodically make reclassifications among certain of its capital accounts as a result of timing and characterization of certain income and capital gains distributions determined annually in accordance with federal tax regulation. The reclassifications may result in a reduction of capital. All reclassifications have been reflected on the statements of changes in shareholders' equity.

INVESTMENT INCOME

     Investment income decreased by $128,395, or a decrease of 10.8%, from $1,185,799 for the year ended March 31, 2001 to $1,057,404 for the year ended March 31, 2002. This reflected principally a $263,447 decrease in interest from small business concerns due to loans being repaid, which was offset by a $147,020 increase in interest from temporarily invested funds as a result of the Company's decreased level of investment activity.

     Investment income increased by $312,354, or an increase of 35.8%, from $873,445 for the year ended March 31, 2000 to $1,185,799 for the year ended March 31, 2001. This reflected principally $497,160 in increased interest from temporarily invested funds as a result of the Company's sale of investments (primarily non-income producing equity investments) and a decreased level of new investment activity. These increases were partially offset by decreases in interest from small business concerns and other income of $134,726 and $51,880, respectively due to a decrease in loan investments, partly as a result of the Company's increased emphasis on equity investments and the repayment of outstanding loans.

DISTRIBUTION AND RETENTION OF NET LONG-TERM CAPITAL GAINS

     The Company elected not to distribute a net long-term capital gain for its excise tax year ended October 31, 2000 during calendar year 2000. As a result, the Company accrued $23,404 of federal excise tax. The Company subsequently distributed for this period a net long term capital gain dividend of $1,276,189 or approximately $0.2387 per share on December 19, 2001.

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

INTEREST EXPENSE

     Interest expense increased by $151,139 from $1,759,255 for the year ended March 31, 2001 to $1,910,394 for the year ended March 31, 2002 due to additional borrowings of $5,000,000 from the SBA incurred in March, 2001. Interest expense increased by $229,301 from $1,529,954 for the year ended March 31, 2000 to $1,759,255 for the year ended March 31, 2001 due to new indebtedness of $5,000,000 incurred in 2001 less $300,000 repaid in 2001 to the SBA and $3,300,000 indebtedness to the SBA incurred in the last month of 2000.

OPERATING EXPENSES

     The Company's operating expenses increased from $1,473,397 for the year ended March 31, 2001 to $1,731,292 for the year ended March 31, 2002 as a result of increases in payroll and payroll related expenses of $133,985 due primarily to increased officer salaries and the implementation of a Company 401(k) Plan in fiscal year 2002, professional fees of $74,830 due primarily to increased tax advisory and audit-related fees and general and administrative costs of $79,280 due primarily to a full year of directors' fees (first paid in the last quarter of fiscal year 2001). Partially offsetting these increases were decreases in other operating costs that netted to $30,200.

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

REALIZED LOSSES OR GAINS ON EQUITY INVESTMENTS

     The Company realizes gains or losses on its equity investments or rights to acquire equity investments upon the disposition or write-offs thereof. The realized loss of $3,289,935 for the year ended March 31, 2002 reflected long-term net capital losses on equity securities of $1,039,442 and write-offs totaling $2,337,716 offset by an equity security recovery of $87,223. The realized gain for the year ended March 31, 2001 of $1,282,344 reflected long-term capital gains on equity securities of $5,449,466 and a bad debt recovery of $12,846 offset by write-offs totaling $4,179,968. The realized gain for the year ended March 31, 2000 of $30,851,848 reflected long-term capital gains on equity securities of $31,578,579, short-term gains on equity securities of $96,972 and a bad debt recovery of $40,954 offset by write-offs totaling $864,657.

UNREALIZED APPRECIATION OR DEPRECIATION OF LOANS AND INVESTMENTS

     As an investment company, the Company evaluates its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments. There was unrealized depreciation on loans and investments of $8,492,858 for the year ended March 31, 2002 (principally reflecting the decreased market price of investments in six publicly traded portfolio companies and the decreased fair value of investments in six privately held portfolio companies as well as the aforementioned realized net loss on the sale of equities) compared with an unrealized depreciation of $69,828,667 for the year ended March 31, 2001 (principally reflecting the decreased market prices of investments in ten publicly traded portfolio companies and the decreased fair value of investments in six privately held portfolio companies as well as the aforementioned realized net gain on the sale of equities) and an unrealized appreciation of $42,284,344 for the year ended March 31, 2000.

OPTION CONTRACTS - DERIVATIVES

     Pursuant to a letter received from the SBA in October 2000 granting permission to use hedging activities to protect its security positions, the Company, beginning in January 2001, utilized put and call option contracts to minimize market risks of its investments in publicly held companies. The Company adopted Statement of Financial Accounting Standards No. 133, as amended by Statements No. 137 and No. 138, Accounting for Derivative Instruments and Hedging Activities, (referred to hereafter as "SFAS 133"), on January 1, 2001. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet and measure those financial instruments at fair value. All changes in the fair market value of financial instruments are included as changes in the unrealized appreciation or depreciation of investments in the Statement of Operations. All option contracts entered into in the fiscal year ended March 31, 2001 were presented at fair value based on the market price of exchange-listed options. The unrealized net appreciation was $842,726 on these option contracts for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, all the option contracts became due. As of March 31, 2002, the Company has no option contracts outstanding as part of its portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company held cash and short-term marketable securities totaling $17,170,167. Subsequent to March 31, 2002, the Company received $197,369 which was being held in escrow related to a sale of shares in a portfolio company. The Company believes that its cash and short-term marketable securities, along with both its possible use of an additional SBA debenture funding of $4,000,000 awarded in February, 2002 and its ability to sell certain of its publicly traded portfolio investments, will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through March 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                    Page
                                                                                    ----
Reports of Independent Accountants .......................................                F-1
Balance Sheets ...........................................................                F-2
Statements of Operations .................................................                F-3
Statements of Changes in Shareholders' Equity ............................                F-4
Statements of Cash Flows..................................................                F-5
Financial Highlights (Per Share Data and Ratios/Supplemental Data)........                F-6
Notes to Financial Statements ............................................   F-7 through F-17
Portfolio of Investments .................................................  F-18 through F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements:

          See item 8 of Part II hereof.

     (b) No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended March 31, 2002.

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

          10(I). Employment Agreement with Paul A. Perlin, dated April 4, 2001 as of November 1, 2000 incorporated by reference to
                    Exhibit 10(I) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 in SEC File No. 33-94322.

          10(J). Employment Agreement with David Greenberg, dated April 4, 2001 as of November 1, 2000, incorporated by reference to
                    Exhibit 10(J) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 in SEC File No. 33-94322.

          11. Statement of Computation of (Loss) Earnings Per Share, incorporated herein by reference to the Notes to the Financial Statements included in this report.

     (d) Financial Statement Schedules: The schedules specified under Regulation S-X are either included in this Form 10-K, not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WINFIELD CAPITAL CORP.

Dated: June 26, 2002


                                       By:  /s/ PAUL A. PERLIN
                                            -----------------------------------
                                            Paul A. Perlin
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 26, 2002                   By:  /s/ PAUL A. PERLIN
                                            -----------------------------------
                                            Paul A. Perlin
                                            Chairman of the Board
                                            (Chief Executive Officer) & Director

Dated: June 26, 2002                   By:  /s/ R. SCOT PERLIN
                                            -----------------------------------
                                            R. Scot Perlin
                                            (Chief Financial Officer &
                                            Chief Accounting Officer) & Director

Dated: June 26, 2002                   By:  /s/ DAVID GREENBERG
                                            -----------------------------------
                                            David Greenberg
                                            Managing Director & Director

Dated: June 26, 2002                   By:  /s/ JOEL I. BARAD
                                            -----------------------------------
                                            Joel I. Barad
                                            Director

Dated: June 26, 2002                   By:  /s/ BARRY J. GORDON
                                            -----------------------------------
                                            Barry J. Gordon
                                            Director

Dated: June 26, 2002                   By:  /s/ BRUCE A. KAUFMAN
                                            -----------------------------------
                                            Bruce A. Kaufman
                                            Director

Dated: June 26, 2002                   By:  /s/ ALLEN L. WEINGARTEN
                                            -----------------------------------
                                            Allen L. Weingarten
                                            Director

WINFIELD CAPITAL CORP.
FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                            PAGE
                                                                          ---------
Report of Independent Accountants.......................................       F-1

Balance Sheets
   (At March 31, 2002 and 2001).........................................       F-2

Statements of Operations
   (For each of the three years in the period ended March 31, 2002).....       F-3

Statements of Changes in Shareholders' Equity
   (For each of the three years in the period ended March 31, 2002).....       F-4

Statements of Cash Flows
   (For each of the three years in the period ended March 31, 2002).....       F-5

Financial Highlights....................................................       F-6
   Per Share Operating Performance
     (For the years ended March 31, 2002 and 2001)
   Ratios/Supplemental Data
     (For the years ended March 31, 2002 and 2001)

Notes to Financial Statements...........................................  F-7-F-17

Portfolio of Investments................................................ F-18-F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration):

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Winfield Capital Corp. at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                            ------------------------------
                                                PricewaterhouseCoopers LLP

New York, NY
June 18, 2002

                             WINFIELD CAPITAL CORP.
                                 BALANCE SHEETS


                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                    2002             2001
                                                                                 ------------    ------------
ASSETS

Investments, at value:
  Loans and notes receivable  (cost: $2,942,591 and $2,695,390,
     respectively) ...........................................................   $  1,176,887    $  2,609,686
  Equity interests in small business concerns (cost: $22,340,624 and
     $30,432,064, respectively) ..............................................     12,784,997      26,694,051
  Option contracts ...........................................................           --           730,403
  Assets acquired in liquidation (cost: $324,586 and $324,586, respectively) .        167,350         222,086
                                                                                 ------------    ------------
    TOTAL INVESTMENTS ........................................................     14,129,234      30,256,226

Cash and cash equivalents ....................................................      4,416,989       1,993,337
Short-term marketable securities .............................................     12,753,178      15,862,354
Accrued interest receivable ..................................................        341,806         188,879
Receivable from broker .......................................................           --            46,599
Receivable from escrow account ...............................................        197,369            --
Furniture and equipment (net of accumulated depreciation of $36,195
  and $29,333, respectively) .................................................         18,931          14,069
Other assets (principally deferred debenture costs) ..........................        640,579         669,831
                                                                                 ------------    ------------
             TOTAL ASSETS ....................................................   $ 32,498,086    $ 49,031,295
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debentures payable to the U.S. Small Business Administration .................   $ 24,650,000    $ 25,550,000
Income taxes payable .........................................................           --            23,404
Accrued expenses .............................................................        362,420         328,961
                                                                                 ------------    ------------
             TOTAL LIABILITIES ...............................................     25,012,420      25,902,365
                                                                                 ------------    ------------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Preferred stock--$.001 par value; Authorized--1,000,000 shares; issued and outstanding--none

  Common stock--$.01 par value; Authorized--30,000,000 shares at March 31,
    2002 and 2001; issued and outstanding--
    5,346,084 shares at March 31, 2002 and 2001 ..............................         53,461          53,461
  Additional paid-in capital .................................................     22,982,698      24,753,357
  (Accumulated deficit) retained earnings (dated May 2, 1995) ................     (4,027,385)      1,352,362
  Unrealized (depreciation) appreciation on investments, net .................    (11,523,108)     (3,030,250)
                                                                                 ------------    ------------
             TOTAL SHAREHOLDERS' EQUITY ......................................      7,485,666      23,128,930
                                                                                 ------------    ------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................   $ 32,498,086    $ 49,031,295
                                                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                            STATEMENTS OF OPERATIONS


                                                                                       YEARS ENDED MARCH 31,
                                                                           --------------------------------------------
                                                                                2002            2001           2000
                                                                           ------------    ------------    ------------
Investment income:
  Interest from small business concerns ................................   $    165,110    $    428,557    $    563,283
  Interest from invested idle funds ....................................        880,074         733,054         235,894
  Loan processing fees .................................................            927           5,484           3,684
  Other income .........................................................         11,293          18,704          70,584
                                                                           ------------    ------------    ------------

          TOTAL INVESTMENT INCOME ......................................      1,057,404       1,185,799         873,445
                                                                           ------------    ------------    ------------

Expenses:
  Interest .............................................................      1,910,394       1,759,255       1,529,954
  Payroll and payroll related expenses .................................        879,529         745,544         661,974
  General and administrative expenses ..................................        448,381         369,101         337,767
  Professional fees ....................................................        259,880         185,050         562,436
  Depreciation and amortization ........................................         85,358          69,058          58,527
  Other operating costs ................................................         58,144         104,644         282,161
                                                                           ------------    ------------    ------------

          TOTAL INVESTMENT EXPENSES ....................................      3,641,686       3,232,652       3,432,819
                                                                           ------------    ------------    ------------

          INVESTMENT LOSS - NET ........................................     (2,584,282)     (2,046,853)     (2,559,374)
                                                                           ------------    ------------    ------------

Realized (losses) gains on investments, net ............................     (3,289,935)      1,282,344      30,851,848

Change in unrealized (depreciation) appreciation
  of investments .......................................................     (8,492,858)    (69,828,667)     42,284,344
                                                                           ------------    ------------    ------------

          (LOSS) GAIN ON INVESTMENTS, NET ..............................    (11,782,793)    (68,546,323)     73,136,192
                                                                           ------------    ------------    ------------

          NET (DECREASE) INCREASE IN
             SHAREHOLDERS' EQUITY RESULTING

             FROM OPERATIONS ...........................................   $(14,367,075)   $(70,593,176)   $ 70,576,818
                                                                           ============    ============    ============

Per share net (decrease) increase in shareholders' equity resulting from operations:

    Basic ..............................................................   $      (2.69)   $     (13.20)   $      13.36
                                                                           ============    ============    ============
    Diluted ............................................................   $      (2.69)   $     (13.20)   $      12.09
                                                                           ============    ============    ============

    The accompanying notes are an integral part of the financial statements.


                                                      WINFIELD CAPITAL CORP.
                                           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                           (ACCUMULATED DEFICIT)
                                                                             RETAINED EARNINGS        UNREALIZED
                                                                       ----------------------------  APPRECIATION
                                                                            NET             NET      (DEPRECIATION)
                                         COMMON STOCK       ADDITIONAL  UNDISTRIBUTED UNDISTRIBUTED        ON
                                     -------------------     PAID-IN     INVESTMENT     REALIZED      INVESTMENTS-
                                       SHARES    AMOUNT      CAPITAL    INCOME/(LOSS)  GAIN/(LOSS)         NET          TOTAL
                                     ---------   -------   -----------  ------------- -------------  --------------  ------------
Balance--April 1, 1999 .........     5,023,961   $50,234   $ 9,214,446   $      (986) $   (300,448)   $ 24,514,073   $ 33,477,319

Exercise of common
  stock options ................       322,723     3,227       354,996                                                    358,223

Net increase (decrease) in
  shareholders' equity resulting
  from operations ..............                                          (2,559,374)    30,851,848     42,284,344     70,576,818

Deemed distribution
  on realized gain .............                                                        (10,690,254)                  (10,690,254)

Reclassification
  pursuant to SOP 93-2
  as described in Note 2 .......                            17,345,634     2,515,512    (19,861,146)                         --
                                     ---------   -------   -----------   -----------  ------------    ------------   ------------

Balance--March 31, 2000 ........     5,346,684    53,461    26,915,076       (44,848)          --       66,798,417     93,722,106

Net (decrease) increase in
  shareholders' equity resulting
  from operations ..............                                          (2,046,853)     1,282,344    (69,828,667)   (70,593,176)

Reclassification
  pursuant to SOP 93-2
  as described in Note 2 .......                            (2,161,719)    2,167,873         (6,154)                         --
                                     ---------   -------   -----------   -----------  ------------    ------------   ------------

Balance--March 31, 2001 ........     5,346,684    53,461    24,753,357        76,172      1,276,190     (3,030,250)    23,128,930

Net (decrease) increase in
  shareholders' equity resulting
  from operations ..............                                          (2,584,282)    (3,289,935)    (8,492,858)   (14,367,075)

Dividends paid .................                                                         (1,276,189)                   (1,276,189)

Reclassification
  as described in Note 2 .......                            (1,770,659)    2,612,856       (842,197)                       --
                                     ---------   -------   -----------   -----------   ------------   ------------   ------------
Balance--March 31, 2002 ........     5,346,684   $53,461   $22,982,698   $   104,746   $ (4,132,131)  $(11,523,108)  $  7,485,666
                                     =========   =======   ===========   ===========   ============   ============   ============

                             The accompanying notes are an integral part of the financial statements.

                                                      WINFIELD CAPITAL CORP.
                                                     STATEMENTS OF CASH FLOWS


                                                                                             YEARS ENDED MARCH 31,
                                                                                  --------------------------------------------
                                                                                      2002            2001*          2000*
                                                                                  ------------    ------------    ------------
Operating activities:
  Net (decrease) increase in shareholders' equity resulting from operations ....  $(14,367,075)   $(70,593,176)   $ 70,576,818
  Adjustments to reconcile net (decrease) increase in shareholders' equity resulting from operations to net cash used in operating activities:
      Realized losses (gains) on investments, net .............................      3,289,935      (1,282,344)    (30,851,848)
      Stock dividends reinvested ..............................................           --           (18,130)        (41,059)
      Change in unrealized depreciation (appreciation) of investments .........      8,395,076      69,881,908     (42,284,344)
      Change in unrealized depreciation (appreciation) of
         short-term marketable securities .....................................         97,782         (53,241)           --
      Depreciation and amortization of fixed assets ...........................          6,862           6,020           4,771
      Amortization of debenture costs .........................................         78,496          80,997          82,485
      Accretion of subordinated debentures ....................................           --            23,823          40,837
      Decrease (increase) in receivable from broker ...........................         46,599         (46,599)        782,624
      (Increase) in accrued interest receivable ...............................       (152,927)        (60,803)         (7,236)
      (Increase) decrease in other assets .....................................         (9,244)         83,679         (91,945)
      (Decrease) increase in income taxes payable .............................        (23,404)         23,404            --
      (Decrease) in deferred income ...........................................           --            (4,612)        (19,684)
      Increase (decrease) in accrued expenses .................................         33,459        (206,511)        232,514
                                                                                  ------------    ------------    ------------
           Net cash used in operating activities ..............................     (2,604,441)     (2,165,585)     (1,576,067)
                                                                                  ------------    ------------    ------------

Investing activities:
  Purchases of short-term marketable securities ...............................    (13,735,656)    (15,809,113)       (338,000)
  Proceeds from the maturity of short-term marketable securities ..............     16,732,951            --           434,973
  Proceeds from recovery of bad debt ..........................................           --            12,846          40,954
  Proceeds from sale of equity interests and return of capital ................      4,524,282      12,085,228      32,924,581
  Investments originated ......................................................       (367,676)     (9,637,953)    (18,624,388)
  Proceeds from collection of loans ...........................................        102,105       1,343,242       1,311,171
  Net premiums received from option contracts .................................           --           112,323            --
  Acquisition of fixed assets .................................................        (11,724)         (7,509)         (4,554)
                                                                                  ------------    ------------    ------------
           Net cash provided by (used in) investing activities ................      7,244,282     (11,900,936)     15,744,737
                                                                                  ------------    ------------    ------------

Financing activities:
  Proceeds from debentures payable to the SBA .................................           --         5,000,000       6,300,000
  Repayment of debentures payable to the SBA ..................................       (900,000)       (300,000)       (750,000)
  Repayment of subordinated debentures ........................................           --        (1,089,000)           --
  Proceeds from exercise of options ...........................................           --              --           358,223
  Debenture costs paid ........................................................        (40,000)       (175,000)       (190,500)
  Dividends paid ..............................................................     (1,276,189)           --              --
  Payment of federal income tax - deemed distribution .........................           --       (10,690,254)           --
                                                                                  ------------    ------------    ------------
           Net cash (used in) provided by financing activities ................     (2,216,189)     (7,254,254)      5,717,723
                                                                                  ------------    ------------    ------------
           Increase (decrease) in cash and cash equivalents ...................      2,423,652     (21,320,775)     19,886,393
  Cash and cash equivalents - beginning of year ...............................      1,993,337      23,314,112       3,427,719
                                                                                  ------------    ------------    ------------
           Cash and cash equivalents - end of year ............................   $  4,416,989    $  1,993,337    $ 23,314,112
                                                                                  ============    ============    ============

Supplemental disclosures of cash flow information:

  Cash paid for interest ......................................................   $  1,889,523    $  1,740,843    $  1,418,238
                                                                                  ============    ============    ============
Supplemental schedule of non-cash investing and financing activities:
  Conversion of loans and notes receivable into equity interests ..............   $     18,370    $  2,714,167    $       --
                                                                                  ------------    ------------    ------------
  Receivable from escrow account ..............................................   $    197,369    $       --      $       --
                                                                                  ------------    ------------    ------------
  Federal income tax - deemed distribution ....................................   $       --      $       --      $ 10,690,254
                                                                                  ------------    ------------    ------------
  Fixed assets fully depreciated and written off to
    accumulated depreciation ..................................................   $       --      $       --      $     56,285
                                                                                  ------------    ------------    ------------

* Certain prior year amounts have been reclassified to conform with the 2002 presentation.

                             WINFIELD CAPITAL CORP.
                              FINANCIAL HIGHLIGHTS


                                                                        YEARS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    -----------     ------------
Per Share Operating Performance

Shareholders' equity, beginning of period ......................    $      4.33     $      17.53
                                                                    -----------     ------------

Investment loss--net ...........................................          (0.48)           (0.38)

Net realized and unrealized (loss) gain
on investments .................................................          (2.21)          (12.82)
                                                                    -----------     ------------

Total from investment operations ...............................          (2.69)          (13.20)
                                                                    -----------     ------------

Dividends paid .................................................          (0.24)         --
                                                                    -----------     ------------

Shareholders' equity, end of year ..............................    $      1.40     $       4.33
                                                                    ===========     ============

Per share market value, end of year ............................    $      1.37     $       2.13
                                                                    ===========     ============

Shares outstanding, end of year ................................      5,346,084        5,346,084
                                                                    ===========     ============

Ratio/Supplemental Data

Shareholders' equity, end of period ............................    $ 7,485,666     $ 23,128,930

Ratio of investment expenses to average shareholders' equity ...          22.25%            6.92%

Ratio of investment loss, net to average shareholders' equity ..          15.79%            4.38%

                             WINFIELD CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

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

          The Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and make equity investments in, independently owned and operated business concerns that, in accordance with SBA Regulations, (i) do not have a net worth in excess of $18 million and do not have average net income after federal income taxes for the preceding two years of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The Company invests in all kinds and classes of securities of portfolio companies, including, but not limited to, notes and bonds; straight, senior, subordinated, convertible and interest-paying debentures; preferred stock; common stock; and options and warrants to purchase the foregoing. The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, and will continue to be made, with the intention of having loans repaid within five years and equity investments liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a shorter or longer period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Valuation of Investments

          Securities that are traded on a securities exchange or the Nasdaq National Market, which are not restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date.

          In the fiscal year ended March 31, 2002, the Company, in accordance with the Securities and Exchange Commission Guidelines and the AICPA Audit of Investment Companies Guide, eliminated the 10% blockage discount in calculating the fair market value of its portfolio securities listed on national exchanges. If the Company had not changed its method of estimating the fair market value of its portfolio securities, the additional loss for the fiscal year 2002 would have been $179,220, or an additional loss of $.03 per share.

          The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 30%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement and trading history of the portfolio company. In some cases, a discount of greater than 30% may be used based upon applicable factors including, but not limited to (by way of example):
     1) whether the portfolio company will be financially solvent at the time such restricted securities become freely tradeable, 2) whether the Company has knowledge of material non-public information about the portfolio company which it is not at

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

     liberty to disclose in connection with its sale of the securities of such portfolio company and 3) the risk that the portfolio company's securities might be delisted from an exchange or automated trading market with published trading reports. Investments in restricted securities, which have been subjected to a discount as determined by the Board of Directors amounted to $0 and $131,249 as of March 31, 2002 and 2001, respectively

          Loans and assets acquired in liquidation for which no public market exists are stated at "fair value" as determined in good faith by the Board of Directors. The carrying values of loans to small business concerns are based on the Board of Directors' evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business which anticipates the Company holding the loans to maturity and realizing the face value of the loans. The carrying value of loans normally corresponds to cost less amortized original issue discount, if any, unless adverse factors lead to a determination of value at a lower amount. In such instances, the Company records an increase in unrealized depreciation of investments to reduce the carrying value of such loans to a value, as determined by the Board of Directors.

          Investments in non-public companies securities (including equity investments, warrants and convertible instruments) are recorded at fair value as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of cash flows from operations, the market for comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securities are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

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

          At March 31, 2002 and 2001, the investment portfolio included investments totaling $11,835,621 and $19,570,709, respectively, whose fair values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

          At March 31, 2002, 2001 and 2000, all investments were in small business concerns located in the United States of America.

     Realized and Unrealized Gain or Loss

          Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Directors' judgment have become permanently impaired, in whole or in part, are written off, and such amounts are

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

     reported as realized losses. For the fiscal years ended March 31, 2002, 2001 and 2000, realized losses from write-offs totaled $2,337,716, $4,179,968 and $864,657, respectively.

          At March 31, 2002 and 2001, the aggregate gross unrealized depreciation of investments was $11,605,575 and $10,702,658, respectively, and the aggregate gross unrealized appreciation of investments was $127,008 and $7,619,167, respectively, resulting in a net unrealized depreciation of $11,478,567 and $3,083,491, respectively. All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

     Description of Loan Terms

          The Company's loans to small business concerns range up to approximately $2,200,000 in size, typically have a five-year maturity, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions.

          The loans bear interest at rates ranging from 6.0% to 16.5%, per annum. Interest is payable in monthly, quarterly, or semi-annual installments with principal payments payable either over the term of the loan or at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees. The Company seeks to maximize the difference, or "spread," between the rate at which it borrows funds from the SBA and the rate at which it lends these funds to small business concerns. Interest rates are subject to a cap determined by the SBA.

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

     Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents securities approximates fair value.

     Short-term Marketable Securities

          Short-term marketable securities are carried at fair value. Interest income earned on short-term marketable securities for the fiscal year ended March 31, 2002, 2001 and 2000, was $821,713, $130,894, and $0,
     respectively.

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

          In order to maintain its RIC status, the Company must in general: 1) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities 2) meet investment diversification requirements defined by the Code and 3) distribute to shareholders 90% of its net income (other than long-term capital gains).

          The Company may periodically make reclassifications among certain of its capital accounts as a result of timing and characterization of certain income and capital gains distributions determined annually in accordance with federal tax regulation. The reclassifications may result in

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

     a reduction of capital. All reclassifications have been reflected on the statements of changes in shareholders' equity.

          The Company elected to retain an undistributed net long-term taxable capital gain of $30,543,582 for the year ended March 31, 2000. In relation to this gain, the Company paid federal capital gains tax of $10,690,254 and state capital gains tax of $103,688. Pursuant to the requirements of Subchapter M of the Internal Revenue Code, the Company timely notified shareholders that they were to include their portion of the undistributed net long-term capital gains as income tax for the tax year that included March 31, 2000. The Company elected not to distribute a net long-term capital gain on a tax basis of $1,276,189 during the calendar year ended 2000. As a result, the Company accrued $23,404 of federal excise taxes. The Company subsequently distributed this net long-term capital gain during the calendar year ended 2001.

     Stock Options

          The Company accounts for stock-based compensation relating to its stock option plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's shares at the date of grant over the exercise price of the option granted. No compensation cost has been recognized in connection with the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" (see Note 6).

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the valuation of investments. Actual results could differ from those estimates.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Short-term marketable securities

          As of March 31, 2002 and 2001, short-term marketable securities consisted of the following:

                                                           MARCH 31,
                                                 -----------------------------
                                                     2002             2001
                                                 ------------     ------------
     U.S. Government obligations............     $  6,073,735     $  7,548,674
     Certificates of deposit................        6,679,443        8,313,680
                                                 ------------     ------------
                                                 $ 12,753,178     $ 15,862,354
                                                 ============     ============

          As of March 31, 2002, unrealized depreciation on short-term marketable securities was $44,541. As of March 31, 2001, unrealized appreciation on short-term marketable securities was $53,241.

     Debentures payable to the U.S. Small Business Administration

          The carrying amount of the Company's debentures payable to the SBA approximates fair value.

     Option Contracts

          Beginning in January 2001, the Company utilized put and call option contracts to minimize market risks of its investments in publicly held companies. All option contracts entered into in the fiscal year ended March 31, 2001 are presented at fair value based on the market price of exchange-listed options. The unrealized net appreciation was $842,726 on these option contracts for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, all option contracts became due. As of March 31, 2002, the Company has no option contracts outstanding as part of its portfolio.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

4.   DEBENTURES PAYABLE TO THE U.S. SMALL BUSINESS ADMINISTRATION:

          Debentures payable to the SBA at March 31, 2002, with interest payable semi-annually, consist of the following:

                                                                   INTEREST RATE
        Amount                                         DUE DATE     (PER ANNUM)
     -----------                                       --------     -----------
     $   750,000 ...................................    9/1/05        6.875%
         600,000 ...................................    9/1/05        6.875%
       5,000,000 ...................................    6/1/06        7.710%
       3,000,000 ...................................    3/1/09        6.240%
       4,000,000 ...................................    3/1/09        6.240%
       3,000,000 ...................................    9/1/09        7.220%
       3,300,000 ...................................    3/1/10        7.640%
       5,000,000 ...................................    3/1/11        6.353%
     -----------
     $24,650,000
     ===========

          Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In February 2002, the Company paid a non-refundable commitment fee of $40,000 to the SBA to reserve $4,000,000 of SBA Guaranteed Debentures. As of March 31, 2002, the Company has not drawn down on this commitment. In January 2001, the Company paid non-refundable commitment fees of $150,000 to the SBA to reserve and draw down $5,000,000 of SBA Guaranteed Debentures plus an underwriters fee of $25,000.

5.   COMMITMENTS AND CONTINGENCIES:

          According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation
     107.1830 of the SBA Regulations. As of March 31, 2002, the Company was below the capital impairment threshold by approximately $900,000. In light of the continuing decline in the market for public and private securities after March 31, 2002, impairment may occur in the next fiscal year. If the Company became subject to the capital impairment rules, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA. As such, impairment could have a material adverse effect on the Company's financial position and operations.

          The Company has operating leases on an office facility expiring through November 30, 2002 with aggregate minimum rental commitments for fiscal year ending March 31, 2003 of $28,251. Rent expense was $45,291, $41,817, and $40,069 for the years ended March 31, 2002, 2001 and 2000, respectively.

          In November 2000, the Company entered into employment agreements with two officers which expire October 31, 2002. The agreements provide for aggregate compensation of $541,080 in the first year and $568,134 in the second year.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

6.   STOCK OPTION PLAN:

          In October 1995, which was subsequently amended by shareholder vote in September 1997, the Company adopted the 1995 stock option plan (the "Plan") under which 1,250,000 shares of common stock were reserved for issuance pursuant to options granted under the Plan. Under the Plan, options intended to qualify as "incentive stock options" under Section 422 of the Code ("Qualified Options"), options not intended to qualify as qualified options, stock appreciation rights ("SARs") and shares of Restricted Common Stock may be granted or issued.

          Qualified Options granted to Eligible Employees (as defined in the Plan) will be exercisable at a price equal to the fair market value of the shares at the time the Qualified Option is granted, or, if no such market value is determinable, at the current net asset value of such shares, except for options granted to any employee who owns 10% or more of the outstanding stock of the Company (a "10% shareholder"), for which the exercise price may not be less than 110% of the current fair market value of the common stock. If the aggregate fair market value (determined at the time the Qualified Option is granted) of the shares exercisable for the first time by any grantee during any calendar year exceeds $100,000, such excess shares may not be treated as a Qualified Option. No Qualified Option may be exercised more than 10 years after the date on which it is granted. In the case of an option granted to a 10% shareholder, such period may not exceed five years.

          Options not intended to qualify as qualified options may be granted to Eligible Employees under the Plan and shall have such exercise prices and such other terms and conditions as the Compensation Committee of the Company (the "Committee") may determine in its discretion, subject to the requirements of the 1940 Act.

          The Plan is administered by the Board of Directors. The Board of Directors determines who is eligible to participate in the Plan and the number of shares, if any, on which options are to be granted, the SARs, if any, to be granted with respect to such options and the shares of restricted Common Stock, if any, to be issued, to eligible parties.

          Options granted under the Plan will not be transferable, other than by the laws of descent and distribution, and during the grantee's life may be exercised only by such grantee. All rights to exercise options will expire upon termination for cause of the holder's employment or directorship.

          The Plan also provides that shares of restricted Common Stock may be granted to eligible employees on such terms and in such amounts as the Committee determines. Such shares of Common Stock will be issued under a written agreement which will contain restrictions on transfers thereof as may be required by law and as the Committee may determine in its discretion.

          The Plan will terminate when there have been granted shares of Common Stock and options on the total number of shares authorized by the Plan or by action of the Board of Directors, but in no event later than June 12, 2005. The authorized number of shares may be increased, and the Plan's date of termination may be extended, only by shareholder action.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

          Stock option activity for the past three years has been as follows:


                                                       2002                     2001                       2000
                                               ---------------------     --------------------     -----------------------
                                                            AVERAGE                  AVERAGE                     AVERAGE
                                                            EXERCISE                 EXERCISE                    EXERCISE
                                               SHARES        PRICE       SHARES       PRICE        SHARES         PRICE
                                               -------      --------     -------     --------     ---------      --------
     Balance, beginning of fiscal year ....    862,563      $  1.17      862,563      $  1.17     1,185,286      $  1.16
     Granted ..............................     12,000         1.68         --                         --
     Exercised ............................       --                        --                     (322,723)        1.11
     Expired ..............................       --                        --                         --
                                               -------                   -------                  ---------
     Balance, end of fiscal year ..........    874,563         1.19      862,563         1.17       862,563         1.17
                                               =======                   =======                  =========
     Options exercisable
       at end of fiscal year ..............    778,563       $ 1.14      778,563       $ 1.14       778,563       $ 1.14
                                               =======                   =======                  =========

          During fiscal year 2002, the Board of Directors approved the extension of the expiration date of 856,563 stock options for an additional number of years up to the maximum ten years stipulated in the Plan. In accordance with Financial Accounting Standard Board Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion Number 25", no compensation cost was incurred with the extension as the exercise prices of the options were higher than their fair value at the date of modification.

          The following table summarizes information about the stock options outstanding as of March 31, 2002:

                               OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                         ---------------------------------  -------------------
                                             WEIGHTED-
                                              AVERAGE
          EXERCISE         NUMBER            REMAINING             NUMBER
            PRICE        OUTSTANDING      CONTRACTUAL LIFE      EXERCISABLE
          --------       -----------      ----------------      -----------
           $ 1.11          464,277            5.99                404,277
           $ 1.16          366,286            3.13                366,286
           $ 1.50            4,000            5.14                  4,000
           $ 1.53           20,000            4.92                  4,000
           $ 1.68           12,000            4.70                   --
           $ 5.00            8,000            1.59                   --
                           -------                                -------
                           874,563                                778,563
                           =======                                =======

          Had the Company measured compensation expense under SFAS No. 123, there would be no material impact to net (decrease) increase in shareholders' equity resulting from operations and per share net (decrease) increase in shareholders' equity resulting from operations for the years ended March 31, 2002, 2001 and 2000.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

          The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions - expected volatility of 132%; risk-free interest rate of approximately 4.3%; and expected lives ranging from 3 to 6 years.

7.   CONCENTRATION OF CREDIT AND MARKET RISK:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term marketable securities of $17,170,167 and $17,855,691 at March 31, 2002 and 2001, respectively. Cash is invested with banks in amounts which, at times, exceed insurable limits. Short-term marketable securities are invested in U.S. government obligations and certificates of deposits.

          As of March 31, 2002, 71% of the Company's total investment value is held in six equity securities, Accent Optical Technologies, Inc., Commerce One, Inc., Engenia Software, Inc., Evoke Software Corporation, Open Solutions, Inc. and Petroleum Place, Inc. As of March 31, 2001, 51% of the Company's total investment market value is held in five equity securities, Commerce One, Inc., Engenia Software, Inc., Evoke Software Corporation, Open Solutions, Inc., and Silicon Motion, Inc.

8.   (LOSS) EARNINGS PER COMMON SHARE:

          The reconciliation of basic and diluted (loss) earnings per common share computation is as follows:


                                                                                   YEARS ENDED MARCH 31,
                                                                        --------------------------------------------
                                                                            2002             2001            2000
                                                                        ------------     ------------    -----------
     Net (loss) earnings available for common stock
       equivalent shares deemed to have a dilutive effect..........     $(14,367,075)    $(70,593,176)   $70,576,818
                                                                        ============     ============    ===========

     Per share net (decrease) increase in shareholders'
       equity resulting from operations
       Basic.......................................................     $      (2.69)    $     (13.20)   $     13.36
                                                                        ============     ============    ===========
       Diluted.....................................................     $      (2.69)    $     (13.20)   $     12.09
                                                                        ============     ============    ===========

     Shares used in computation:
       Basic
         Weighted average common shares............................        5,346,084        5,346,084      5,282,131
                                                                        ============     ============    ===========
       Diluted:
         Weighted average common shares............................        5,346,084        5,346,084      5,282,131
                                                                        ============     ============    ===========
         Common stock equivalents..................................           (A)              (A)           554,428
                                                                        ------------     ------------    -----------
                                                                           5,346,084        5,346,084      5,836,559
                                                                        ============     ============    ===========

     (A) For the years ended March 31, 2002 and 2001, the effect of exercising the outstanding stock options would have been anti-dilutive and, therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

9.   SUBSEQUENT EVENT:

          On June 17, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ('Nasdaq') that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule") on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(1), subject to appeal, the Company has 90 calendar days, or until September 16, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by September 16, 2002, the Company's securities will be delisted from the Nasdaq National Market. If the Company's securities are delisted, the Company will seek to list its securities on the Nasdaq SmallCap Market, which the Company had previously listed on prior to listing on the Nasdaq National Market. The Company cannot predict what effect, if any, such delisting would have on the trading of its securities.

                                                      WINFIELD CAPITAL CORP.
                                                     PORTFOLIO OF INVESTMENTS
                                                          MARCH 31, 2002

LOANS AND NOTES RECEIVABLE


                                                                        LOAN
                                                                      MATURITY    INTEREST                   FAIR      % OF NET
              COMPANY NAME                        INDUSTRY              DATE      RATE (%)      COST         VALUE      ASSETS
---------------------------------------------  --------------------  ----------   --------   ----------    ---------   ---------
LOANS

D&S Diner Rte 7 Cobleskill Diner Corp. (a)(b)  Restaurant             16-Oct-00    16.25     $   24,049   $     --        0.0%
H. Lockings Corp.                              Food Service           19-Jul-95    16.25         22,834       22,834      0.3%
Horizon Medical Products, Inc.                 Medical Devices        16-Mar-04     6.00        250,000      250,000      3.3%
HPA Monon Corp. (a)                            Trailer Manufacturer   15-May-02    12.00      2,000,000      320,000      4.3%
No-Name Deli/Grocery, Inc. (a)                 Food Service            1-Aug-93    16.50        189,875      189,875      2.5%
Phone Management Enterprises, Inc.(a)          Communication          18-Sep-01     None         61,655         --        0.0%
Senior Housing Concepts                        Assisted Living         3-Sep-02    12.00        120,000      120,000      1.6%

NOTES RECEIVABLE

Gabriel Lamanna                                Real Estate             1-Mar-04    11.50         37,881       37,881      0.5%
957 South Elmora, Inc. (a)                     Real Estate             1-Dec-04     6.68         70,416       70,416      0.9%
Vassar Development Corp.                       Real Estate             7-Apr-03    10.00        165,881      165,881      2.2%
                                                                                             ----------   ----------     ----
      Total Loans and Notes Receivable                                                       $2,942,591   $1,176,887     15.7%
                                                                                             ==========   ==========     ====

-----------------
(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon

                                                      WINFIELD CAPITAL CORP.
                                                     PORTFOLIO OF INVESTMENTS
                                                          MARCH 31, 2001

LOANS AND NOTES RECEIVABLE


                                                                        LOAN
                                                                      MATURITY    INTEREST                   FAIR      % OF NET
              COMPANY NAME                        INDUSTRY              DATE      RATE (%)      COST         VALUE      ASSETS
---------------------------------------------  --------------------  ----------   --------   ----------    ---------   ---------
LOANS
D&S Diner Rte 7 Cobleskill Diner Corp. (a)(b)  Restaurant             16-Oct-00    16.25     $   24,049   $     --        0.0%
H. Lockings Corp.                              Food Service           19-Jul-95    16.25         26,366       26,366      0.1%
HPA Monon Corp.                                Trailer Manufacturer   15-May-02    12.00      2,000,000    2,000,000      8.6%
No-Name Deli/Grocery, Inc. (a)                 Food Service            1-Aug-93    16.50        144,979      144,979      0.6%
Phone Management Enterprises, Inc.(a)          Communication          18-Sep-01     None         61,655         --        0.0%
Senior Housing Concepts                        Assisted Living         9-Sep-01    18.00        180,000      180,000      0.8%

NOTES RECEIVABLE

Gabriel Lamanna                                Real Estate             1-Mar-04     11.50        53,808       53,808      0.2%
957 South Elmora, Inc. (a)                     Real Estate             1-Dec-04      7.50        78,150       78,150      0.3%
Vassar Development Corp.                       Real Estate             7-Apr-03     10.00       126,383      126,383      0.5%
                                                                                             ----------   ----------     ----
      Total Loans and Notes Receivable                                                       $2,695,390   $2,609,686     11.1%
                                                                                             ==========   ==========     ====

-----------------

(a) non-income producing or past due as to required principal and/or interest

(b) foreclosed upon

                                            WINFIELD CAPITAL CORP.
                                           PORTFOLIO OF INVESTMENTS
                                               MARCH 31, 2002

EQUITY INTERESTS




        COMPANY NAME                             INDUSTRY                             NUMBER OF SHARES
-----------------------------           ---------------------------          -----------------------------------
Accent Optical Technologies, Inc.       Optoelectronics                      585,366 Shares,
                                                                              Unregistered Series A Preferred Stock

Bigfoot Interactive, Inc.               E-Marketing Services                 177,815 Shares,
  (formerly Big Engines Acquisition                                           Unregistered Series B Preferred Stock
  Corporation)

Commerce One, Inc. (a)                  Enterprise                           254,018 Shares, Common Stock
                                        Procurement Software                 331,128 Shares, Common Stock

Creative Foods, Inc. (a)                Specialty Baking                     Warrant to Purchase Common Stock

divine, inc. (a)                        Collaboration, Interaction           308,542 Shares, Common Stock
                                        & Knowledge Solutions                97,932 Shares, Common Stock

Engenia Software, Inc.                  Collaborative Services Software      418,680 Shares,
                                                                              Unregistered Series C Preferred Stock

etang.com, Inc.                         Internet Service Provider            11,306 Shares, Unregistered Common Stock

Evoke Software Corporation              Data Management Software             1,219,512 Shares,
                                                                              Unregistered Series E Preferred Stock

HPA Monon Corp.                         Trailer Manufacturer                 625,000 Shares, Unregistered Convertible
                                                                             Preferred Stock

Hewlett-Packard Company (a)             Computer Hardware & Storage          27,818 Shares, Common Stock

Homepoint Corporation                   Home Furnishings Management          10,875 Shares,
                                        Software                              Unregistered Series B Preferred Stock

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

National Center Residences, LLC         Dormitory Management                 Preferred Return Units

NeoPlanet, Inc.                         Branding Solutions                   62,448 Shares,
                                                                              Unregistered Series B Preferred Stock

Open Solutions, Inc.                    Electronic Commerce Banking

                                        & Enterprise Processing              281,116 Shares,
                                        Applications                          Unregistered Series F Preferred Stock

Petroleum Place, Inc.                   Energy Internet Marketplace          25,372 Shares,
                                        and Portal                             Unregistered Series C Preferred Stock

Primedia Inc. (a)                       Special Interest Magazine Publisher  27,667 Shares, Common Stock

ScreamingMedia Inc. (a)                 Digital Content Network              113,333 Shares, Common Stock
                                                                             31,849 Shares, Common Stock

Streaming Media Corporation             Rich Media Delivery                  586,667 Shares,
    (formerly e-Media, Inc.)                                                  Unregistered Series A Preferred Stock

Styleclick, Inc. (a)                    Web Design & Merchandising           Warrant to Purchase Common Stock

U.S. Wireless Data, Inc. (a)            Internet-based Wireless              83,333 Shares, Restricted Common Stock
                                        Transaction Processing
   Total Equity Interests

-----------------------------
(a) Publicly traded at March 31, 2002


                                              COST OR                           % OF
                                            CONTRIBUTED           FAIR           NET
        COMPANY NAME                           VALUE             VALUE         ASSETS
-----------------------------              --------------      -----------     --------
Accent Optical Technologies, Inc.
                                             $ 1,200,000       $ 1,200,000      16.0%

Bigfoot Interactive, Inc.
  (formerly Big Engines Acquisition              518,364          185,369        2.5%
  Corporation)

Commerce One, Inc. (a)                           295,359          396,268        5.3%
                                                 499,998          516,560        6.9%

Creative Foods, Inc. (a)                            --              2,364        0.0%

divine, inc. (a)                                 500,000          154,271        2.1%
                                               1,274,422           48,966        0.7%

Engenia Software, Inc.
                                               2,600,002        2,600,002       34.7%

etang.com, Inc.                                  412,504             --          0.0%

Evoke Software Corporation
                                               2,500,000        1,250,000       16.7%

HPA Monon Corp.
                                                    --               --          0.0%

Hewlett-Packard Company (a)                      491,882          499,055        6.7%

Homepoint Corporation
                                                 725,036          153,595        2.1%

InfoSpace.com, Inc. (a)                          400,129           60,976        0.8%
                                                  50,000            7,618        0.1%

Independence Brewing Co. (a)                       4,755             --          0.0%

MarketFirst Software, Inc.
                                                 999,908          499,908        6.7%

myGeek.com, Inc.                               1,000,000          100,000        1.3%


National Center Residences, LLC                  142,830          142,830        1.9%

NeoPlanet, Inc.
                                                 750,000           19,689        0.3%

Open Solutions, Inc.


                                               2,620,000        2,620,000       35.0%

Petroleum Place, Inc.
                                               1,499,992        1,499,992       20.0%

Primedia Inc. (a)                                500,000           87,704        1.2%

ScreamingMedia Inc. (a)                          470,400          247,066        3.3%
                                                 185,043           69,431        0.9%

Streaming Media Corporation
    (formerly e-Media, Inc.)                   2,200,000          220,000        2.9%

Styleclick, Inc. (a)                                --               --          0.0%

U.S. Wireless Data, Inc. (a)                     500,000          203,333        2.7%

                                            ------------      -----------      -----
   Total Equity Interests                   $ 22,340,624      $12,784,997      170.8%
                                            ============      ===========      =====

                                      F-20

                               WINFIELD CAPITAL CORP.
                              PORTFOLIO OF INVESTMENTS
                                   MARCH 31, 2001

EQUITY INTERESTS




        COMPANY NAME                            INDUSTRY                                 NUMBER OF SHARES
-----------------------------          ----------------------------         -------------------------------------------
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

NeoPlanet, Inc.                        Branding Solutions                   62,448 Shares, Unregistered Series B Preferred Stock

Open Solutions, Inc.                   Electronic Commerce Banking &        281,116 Shares, Unregistered Series F Preferred Stock
                                       Enterprise Processing Applications

Petroleum Place, Inc.                  Energy Internet Marketplace          25,372 Shares, Unregistered Series C Preferred Stock
                                       and Portal

Rowecom Inc. (a)                       Intranet Knowledge Subscriptions     133,476 Shares, Common Stock

ScreamingMedia Inc. (a)                Digital Content Network              113,333 Shares, Common Stock
                                                                            31,849 Shares, Common Stock

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

Styleclick, Inc. (a)                   Web Design & Merchandising           Warrant to Purchase Common Stock

U.S. Wireless Data, Inc. (a)           Internet-based Wireless              83,333 Shares, Restricted Common Stock
                                       Transaction Processing
   Total Equity Interests

-----------------------------
(a) Publicly traded at March 31, 2001



                                                  COST OR                         % OF
                                                CONTRIBUTED          FAIR          NET
        COMPANY NAME                               VALUE             VALUE       ASSETS
-----------------------------                  ---------------    ------------   --------
Accent Optical Technologies, Inc.                 $ 1,200,000     $ 1,200,000      5.2%

Big Engines Acquisition Corporation                   499,994         166,998      0.7%
  (formerly Big Foot IMS, Inc.)

Capstone Turbine Corporation (a)                      466,900       1,787,625      7.7%

Commerce One, Inc. (a)                                411,634       2,972,689     12.9%
                                                      499,998       2,780,482     12.0%

Creative Foods, Inc. (a)                                 --               530      0.0%

Cyberian Outpost, Inc. (a)                            715,040         262,311      1.1%
                                                    1,000,000         210,938      0.9%
                                                      750,000         275,136      1.2%
                                                      254,930          44,660      0.2%

National Center Residences, LLC                       170,418         170,418      0.7%
   (formerly Dowling Residences LLC)

e-Media, Inc.                                       2,200,000       1,100,000      4.8%

Engenia Software, Inc.                              2,600,002       2,600,002     11.2%

EoExchange, Inc.                                      499,998         299,998      1.3%

Eprise Corporation (a)                                500,000          75,171      0.3%

etang.com, Inc.                                       500,000         500,000      2.2%

Evoke Software Corporation                          2,500,000       2,500,000     10.8%

HPA Monon Corp.                                          --              --        0.0%


HearMe (a)                                          1,500,001         102,273      0.4%

Hewlett-Packard Company (a)                           491,882         869,869      3.8%

Homepoint Corporation                                 725,036         181,259      0.8%


InfoSpace.com, Inc. (a)                               400,129          80,116      0.3%
                                                       50,000          10,009      0.0%

Independence Brewing Co. (a)                            4,755             636      0.0%

Information Markets Corp.                             499,999         499,999      2.2%

Internet Gift Registries, Inc.                        500,000         500,000      2.2%


MarketFirst Software, Inc.                            999,908         499,908      2.2%

myGeek.com, Inc.                                    1,000,000         100,000      0.4%

NeoPlanet, Inc.                                       750,000         187,500      0.8%

Open Solutions, Inc.                                2,620,000       2,620,000     11.3%


Petroleum Place, Inc.                               1,499,992       1,499,992      6.5%


Rowecom Inc. (a)                                    1,302,726          90,096      0.4%

ScreamingMedia Inc. (a)                               470,400         203,999      0.9%
                                                      185,043          57,328      0.2%

Silicon Motion, Inc.                                2,000,001       2,000,001      8.6%

Smith & Wollensky Restaurant Group,                   163,278         112,859      0.5%
  Inc. (formerly New York Restaurant
  Group, Inc.)

Styleclick, Inc. (a)                                     --              --        0.0%

U.S. Wireless Data, Inc. (a)                          500,000         131,249      0.6%

                                                 ------------     ------------   -----
   Total Equity Interests                        $ 30,432,064     $ 26,694,051   115.3%
                                                 ============     ============   =====

                                      F-21

                               WINFIELD CAPITAL CORP.
                              PORTFOLIO OF INVESTMENTS
                                   MARCH 31, 2001

OPTION CONTRACTS


                                                                                            PREMIUM                      % OF
                                                                                          (RECEIVED)/      FAIR          NET
        Underlying Security                   NUMBER OF CONTRACTS        MATURITY DATE       PAID          VALUE        ASSETS
-------------------------------------      ---------------------------   -------------    ------------    ---------     ------
Capstone Turbine Corporation (a)           200 Put Option Contracts        18-May-01       $   73,700    $   28,740      0.1%
                                           200 Call Option Contracts       18-May-01          (87,550)      (90,000)    -0.4%

                                           500 Put Option Contracts        17-Aug-01          314,125       175,000      0.8%
                                           500 Call Option Contracts       17-Aug-01         (350,875)     (400,000)    -1.7%

Commerce One, Inc. (a)                     1,000 Put Option Contracts      20-Jul-01          430,248     1,029,800      4.5%
                                           1,000 Call Option Contracts     20-Jul-01         (491,971)      (13,137)    -0.1%

                                                                                           ----------    ----------      ----
   Total Option Contracts                                                                  $ (112,323)   $  730,403      3.2%
                                                                                           ==========    ==========      ====

----------------------------

(a) Publicly traded at March 31, 2001

                               WINFIELD CAPITAL CORP.
                              PORTFOLIO OF INVESTMENTS
                              MARCH 31, 2002 AND 2001

ASSETS ACQUIRED IN LIQUIDATION

                                                         MARCH 31, 2002
                                                -------------------------------
                                                               FAIR    % OF NET
COMPANY NAME                                      COST         VALUE    ASSETS
------------                                    --------     --------   ------
Maypat Realty Corp. .......................     $162,063     $ 77,063     1.0%
The Partition Corp. .......................      137,816       90,287     1.2%
Suburban Enterprises, Inc. ................       24,707         --       0.0%
                                                --------     --------     ---
Total Assets Acquired in Liquidation ......     $324,586     $167,350     2.2%
                                                ========     ========     ===

                                                         MARCH 31, 2001
                                                -------------------------------
                                                               FAIR    % OF NET
COMPANY NAME                                      COST         VALUE    ASSETS
------------                                    --------     --------   ------
Maypat Realty Corp. .......................     $162,063     $ 77,063     0.3%
The Partition Corp. .......................      137,816      137,816     0.6%
Suburban Enterprises, Inc. ................       24,707        7,207     0.0%
                                                --------     --------     ---
Total Assets Acquired in Liquidation ......     $324,586     $222,086     0.9%
                                                ========     ========     ===