Form 10-K/A
period 2002-03-31
WINFIELD CAPITAL CORP
filed 2002-07-24
CIK 936404

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

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

SELECTED RECENT DEVELOPMENTS

     According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. Subsequent to the Company's initial filing of its Form 10-K, the Company was informed by the SBA that as of March 31, 2002, the Company had an impairment of its capital by approximately $500,000. Pursuant to the SBA Regulations, the Company has until July 31, 2002 to cure this impairment. If the Company cannot cure this impairment, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2002. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is in discussions with the SBA to cure this impairment.

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

5.   COMMITMENTS AND CONTINGENCIES:

          According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation
     107.1830 of the SBA Regulations. Subsequent to year end, the Company was informed by the SBA that as of March 31, 2002, the Company had an impairment of its capital by approximately $500,000. Pursuant to the SBA Regulations, the Company has until July 31, 2002 to cure this impairment. If the Company cannot cure this impairment, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2002. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is in discussions with the SBA to cure this impairment.

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