Form 10-Q
period 2002-06-30
WINFIELD CAPITAL CORP
filed 2002-08-13
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002
                               -------------
                                       OR

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


                                                      Yes X      No.
                                                         ----       ----


Registrant had 5,346,084 shares of common stock outstanding as of June 30, 2002.


--------------------------------------------------------------------------------
                        This report consists of 15 pages

                           Form 10-Q Quarterly Report

                                      INDEX

                                                                        Page No.

Part I - Financial Information

Item 1. Condensed Statements of Operations -
          Three Months ended June 30, 2002
          and 2001                                                          3

        Condensed Balance Sheets - as of
          June 30, 2002 and March 31, 2002                                4-5

        Condensed Statements of Cash Flows -
          Three Months Ended June 30, 2002
          and 2001                                                          6

        Notes to Condensed Financial Statements                           7-9

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                 10-12

Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                             12-13

Part II - Other Information                                                14

Exhibit 99.1 - Officer Certification                                       15

Item 1.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                                   Three Months Ended
                                                                         June 30,
                                                              2002                     2001
                                                         ------------           ------------
Investment income
    Interest from small business concerns                 $    16,943            $    74,799
    Interest from invested idle funds                         120,543                303,672
    Other income                                                2,225                  3,152
                                                         ------------           ------------
        Total investment income                               139,711                381,623
                                                         ------------           ------------

Expenses
    Interest                                                  438,955                484,816
    Payroll and payroll-related expenses                      215,561                199,501
    General and administrative expenses                        82,933                 98,183
    Other operating expenses                                   73,993                127,782
                                                         ------------           ------------

        Total investment expenses                             811,442                910,282
                                                         ------------           ------------

        Investment loss - net                            (    671,731)          (    528,659)

Realized (loss) gain on investments                      (     45,423)               363,253
Change in unrealized depreciation of
    investments                                          (  1,190,975)          (  2,083,520)
                                                         ------------           ------------

        Net (decrease) in shareholders'
          equity resulting from operations               ($ 1,908,129)          ($ 2,248,926)
                                                         ============           ============

Per share net (decrease) in shareholders' equity resulting from operations

Basic                                                       ($   0.36)          ($      0.42)
                                                         ============           ============

Diluted                                                     ($   0.36)          ($      0.42)
                                                         ============           ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================




                                     ASSETS
                                     ------

                                                          June 30,              March 31,
                                                            2002                  2002
                                                        -----------           ------------
Investments at value
    Loans and notes receivable                          $ 1,174,673           $  1,176,887
    Equity interests in small business
      concerns                                           11,546,873             12,784,997
    Assets acquired in liquidation                           77,063                167,350
                                                        -----------           ------------

                  Total investments                      12,798,609             14,129,234

Cash and cash equivalents                                 4,730,954              4,416,989
Short-term marketable securities                         12,331,003             12,753,178
Accrued interest receivable                                 336,023                341,806
Receivable from escrow account                                 --                  197,369
Furniture and equipment (net of
    accumulated depreciation of
    $37,616 at June 30, 2002
    and $36,195 at March 31, 2002)                           17,510                 18,931

Other assets                                                605,503                640,579
                                                        -----------           ------------

                  Total assets                          $30,819,602           $ 32,498,086
                                                        ===========           ============


                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================




                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                             June 30,               March 31,
                                                               2002                    2002
                                                            -----------            ------------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                               $24,650,000            $ 24,650,000
    Accrued expenses                                            592,065                 362,420
                                                            -----------            ------------

                  Total liabilities                          25,242,065              25,012,420
                                                            -----------            ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
      Authorized 1,000,000 shares
      Issued and outstanding - none
    Common stock - $.01 par value;
      Authorized - 30,000,000 shares;
      Issued and outstanding - 5,346,084 shares
      at June 30, 2002 and at March 31, 2002                     53,461                  53,461
    Additional paid-in capital                               22,982,698              22,982,698
    Accumulated deficit                                    (  4,744,539)           (  4,027,385)
    Unrealized depreciation on investments -
      net                                                  ( 12,714,083)           ( 11,523,108)
                                                            -----------             -----------

                  Total shareholders' equity                  5,577,537               7,485,666
                                                            -----------             -----------

                  Total liabilities and
                    shareholders' equity                    $30,819,602             $32,498,086
                                                            ===========             ===========


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ==================================

                                                                       Three Months Ended
                                                                            June 30,
                                                                  2002                    2001
                                                               -----------             -----------
Cash flows from operating activities
    Net decrease in shareholders'
        equity resulting from operations                      ($ 1,908,129)          ($ 2,248,926)
    Adjustments to reconcile net decrease
        in shareholders' equity
        resulting from operations to net cash
        (used in) operating activities
    Amortization of deferred income                                   --             (        927)
    Change in unrealized depreciation
        on investments                                           1,190,975              2,083,520
    Realized loss (gain) on investments                             45,423           (    363,253)
    Depreciation and amortization                                    1,421                  1,525
    Amortization of debenture costs                                 19,553                 19,624
    Amortization (accretion) of interest on
      treasury bills                                                31,719           (     23,220)
    Changes in assets and liabilities
        Due from broker                                               --                   46,599
        Accrued interest receivable                                  5,783           (     89,626)
        Other assets                                                15,523                 20,950
      Accrued expenses                                             229,645                317,304
      Income taxes payable                                            --             (     23,404)
                                                               -----------            -----------

Net cash (used in) operating activities                       (    368,087)          (    259,834)
                                                               -----------            -----------

Cash flows from investing activities
    Purchases of short-term marketable
      securities                                              (  3,334,821)          (  3,189,681)
    Proceeds from short-term marketable
        securities                                               3,718,000              2,407,101
    Proceeds from sale of investments/return
        of capital                                                 316,521              1,103,206
    Investments originated                                    (     47,840)          (      6,450)
    Proceeds from collection of loans                               30,192                 21,171
    Purchases of furniture and equipment                              --             (      4,124)
                                                               -----------            -----------

    Net cash provided by investing
        activities                                                 682,052                331,223
                                                               -----------            -----------

Increase in cash and cash equivalents                              313,965                 71,389

Cash and cash equivalents - beginning
    of period                                                    4,416,989              1,993,337
                                                               -----------            -----------

Cash and cash equivalents - end of period                      $ 4,730,954            $ 2,064,726
                                                               ===========            ===========

     The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

Note - 1  Interim Financial Statements

          The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Note - 2 (Loss) per Common Share:

          The computation of basic and diluted loss per common share is as follows:


                                                              Three Months Ended
                                                                   June 30,
                                                         ------------------------------
                                                             2002               2001
                                                         -----------         ----------
          Net (loss) available for common
            stock equivalent shares deemed
            to have a dilutive effect                   ($ 1,908,129)       ($ 2,248,926)
                                                         ===========         ===========

          (Loss) per common share
             Basic                                      ($      0.36)       ($      0.42)
                                                         ===========         ===========
             Diluted                                    ($      0.36)       ($      0.42)
                                                         ===========         ===========

          Shares used in computation:
            Basic:
              Weighted average common shares               5,346,084           5,346,084
                                                         ===========         ===========

            Diluted:
              Weighted average common shares               5,346,084          5,346,084
              Common stock equivalents                         A                  A
                                                         -----------         ----------

                                                           5,346,084          5,346,084
                                                         ===========         ===========

          (A) For the three months ended June 30, 2002 and June 30, 2001 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

Note 3 -  Income Taxes

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

Note 4 -  Commitments and Contingencies

          The Company is required to be in compliance with the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of June 30, 2002, the Company had an impairment of its capital. As such, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments would need to be disposed of in a forced sale which may result in proceeds less than their carrying value. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is in discussions with the SBA to cure this impairment.

Note 5 -  The Nasdaq Stock Market, Inc. (the "Nasdaq") Letters

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

Note 5 -  The Nasdaq Letters Continued

          On July 23, 2002, the Company received notice from Nasdaq that for the preceding 10 consecutive trading days, the Company's common stock had not closed at the minimum $1.00 per share as required for continued inclusion by Marketplace Rule 4450 (a) (5) ( the "Rule") on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450
          (e) (2), subject to appeal, the Company has 90 calendar days, or until October 21, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by October 21, 2002, the Company's securities will be delisted from the Nasdaq National Market. If the Company's securities are delisted, the Company will seek to list its securities on the Nasdaq SmallCap Market, which the Company had previously listed on prior to listing on the Nasdaq National Market. The Company cannot predict what effect, if any, such delisting would have on the trading of its securities.

Item 2.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

Investment Income

Investment income decreased by $241,912 to $139,711 for the three month period ended June 30, 2002 from $381,623 for the same period ended June 30, 2001. This primarily reflected a decrease in earnings from temporarily invested funds of $183,129 as a result of a decrease in interest rates and a decrease in the idle funds that were invested. Interest from small business concerns decreased by $57,856, due mainly to the financial difficulties of a portfolio company that generated quarterly interest of $60,000 in 2001 and $0 in 2002.

Interest Expense

Interest expense decreased from $484,816 for the three months ended June 30, 2001 to $438,955 for the same period ended June 30, 2002 due to a repayment of $900,000 to the Small Business Administration (the "SBA").

Operating Expenses

The Company's operating expenses decreased from $425,466 for the three months ended June 30, 2001 to $372,487 for the three months ended June 30, 2002. Payroll and payroll-related expenses increased by $16,059 due to salary increases and a matching 401(k) expense (the 401 (k) Plan was first implemented in October, 2001). Professional fees decreased by $36,471 due to a decrease in legal fees. There were miscellaneous net decreases of $32,567.

Realized (Loss) Gain on Disposition of Investments

The Company realized a $45,423 loss on the sale of its entire equity position in one portfolio company in fiscal 2003. In fiscal 2002, the Company realized a $363,253 gain on the sale of a portion of its equity position in two portfolio companies.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Changes in Unrealized Depreciation of Investments

There was an increase in unrealized depreciation of investments (excluding short-term marketable securities) of $1,183,698 for the three months ended June 30, 2002 compared to an increase in unrealized depreciation of $2,070,407 (excluding short-term marketable securities) for the three months ended June 30, 2001, principally related to the decline in market price of seven publicly-traded portfolio securities in fiscal 2003 and six publicly-traded portfolio securities in 2002.

Liquidity and Capital Resources

The Company is required to be in compliance with the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of June 30, 2002, the Company had an impairment of its capital. As such, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments would need to be disposed of in a forced sale which may result in proceeds less than their carrying value. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is in discussions with the SBA to cure this impairment.

At June 30, 2002, the Company had cash and cash equivalents and short-term marketable securities totaling $17,061,957. The Company believes that its cash and its short-term investments, along with its ability to sell certain of its publicly-traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through June 30, 2003. However, if the SBA declares the entire indebtedness including accrued interest immediately due and payable, certain public and private security investments may need to be disposed of in a forced sale which may result in proceeds less than their current fair value; as such, by selling its public and private security investments, the Company may not generate sufficient cash flows to repay the SBA Debentures as well as fund operations in the ordinary course of business through June 30, 2003.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

Forward-Looking Statements

This report and accompanying notes to the financial statements may contain forward-looking statements. For this purpose, any statements contained in this report and accompanying notes to the financial statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "could," "would," "should", "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in bank money market funds with portfolios of investment grade corporate and U.S. government securities, in individual bank certificates of deposit and U.S. treasuries. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of June 30, 2002, the Company had no publicly-traded debt securities in its portfolio.

                             WINFIELD CAPITAL CORP.
           QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                    CONTINUED
           ===========================================================

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of June 30, 2002, the Company had no option contracts outstanding as part of its portfolio.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ===========================

Item 6 -  Exhibits and Reports on Form 8-K

          a.   Exhibit Index

               The following Exhibit is filed as part of this Quarterly Report on Form 10-Q.

               Exhibit No.                  Description
               -----------                  -----------
               99.1                         Certification Pursuant to 18 U.S.C.
                                            Section 1350, as adopted pursuant to
                                            Section 906 of the Sarbanes-Oxley
                                            Act of 2002

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the first quarter of the Registrant's fiscal year ending March 31, 2003.

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

Dated: August 13, 2002