Form 10-Q
period 2002-09-03
WINFIELD CAPITAL CORP
filed 2002-11-13
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002
                               _________________________________________________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              _____________________  ___________________________

Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.

Incorporated in the                                  IRS Employer Identification
State of New York                                    Number   13-2704241
                                                           _____________________

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


                              Yes X      No
                                 ______     ______


Registrant had 5,346,084 shares of common stock outstanding as of September 30, 2002.


--------------------------------------------------------------------------------
                        This report consists of 21 pages

                           Form 10-Q Quarterly Report


                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Statements of Operations - Six and Three Months
          ended September 30, 2002 and 2001                               3-4

        Condensed Balance Sheets - as of September 30, 2002 and
          March 31, 2002                                                  5-6

        Condensed Statements of Cash Flows - Six Months Ended
          September 30, 2002 and 2001                                       7

        Notes to Condensed Financial Statements                          8-11

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk      16-17

Item 4. Controls and Procedures                                         17-19

                           PART II - OTHER INFORMATION

Item 5. Other Information                                                  20

Item 6. Exhibits and Reports on Form 8-K                                   20

Exhibit 99.1 - Officer Certification                                       21

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Six Months Ended
                                                            September 30,
                                                        2002             2001
                                                   -----------      -----------
Investment income
  Interest from small business concerns ......     $    30,608      $   147,392
  Interest from invested idle funds ..........         256,217          521,388
  Other income ...............................           5,053            6,578
                                                   -----------      -----------
       Total investment income ...............         291,878          675,358
                                                   -----------      -----------
Expenses
  Interest ...................................         944,849          976,661
  Payroll and payroll related expenses .......         439,089          406,049
  General and administrative expenses ........         177,249          172,346
  Other operating expenses ...................         188,083          247,395
                                                   -----------      -----------
       Total investment expenses .............       1,749,270        1,802,451
                                                   -----------      -----------
       Investment loss - net .................      (1,457,392)      (1,127,093)

Realized (loss) gain on investments ..........         (45,512)       1,369,429
Change in unrealized (depreciation)
  appreciation of investments ................      (1,867,056)      (7,141,069)
                                                   -----------      -----------
       Net (decrease) in shareholders'
         equity resulting from operations ....     ($3,369,960)     ($6,898,733)
                                                   ===========      ===========

Per share net (decrease) in shareholders'
  equity resulting from operations
Basic ........................................     ($     0.63)     ($     1.29)
                                                   ===========      ===========
Diluted ......................................     ($     0.63)     ($     1.29)
                                                   ===========      ===========



The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS




                                                         Three Months Ended
                                                            September 30,
                                                         2002           2001
                                                     -----------    -----------
Investment income
  Interest from small business concerns ...........   $   13,665     $   72,593
  Interest from invested idle funds ...............      135,674        217,716
  Other income ....................................        2,828          3,426
                                                     -----------    -----------
       Total investment income ....................      152,167        293,735
                                                     -----------    -----------
Expenses
  Interest ........................................      505,894        491,845
  Payroll and payroll related expenses ............      223,528        206,548
  General and administrative expenses .............       94,316         74,163
  Other operating expenses ........................      114,090        119,613
                                                     -----------    -----------
       Total investment expenses ..................      937,828        892,169
                                                     -----------    -----------
       Investment loss - net ......................  (   785,661)   (   598,434)

Realized (loss) gain on investments ...............  (        89)     1,006,176
Change in unrealized (depreciation)
  appreciation of investments .....................  (   676,081)   ( 5,057,549)
                                                     -----------    -----------
       Net (decrease) in shareholders'
         equity resulting from operations .........  ($1,461,831)   ($4,649,807)
                                                     ===========    ===========

Per share net (decrease) in shareholders' equity resulting from operations

Basic .............................................  ($     0.27)   ($     0.87)
                                                     ===========    ===========
Diluted ...........................................  ($     0.27)   ($     0.87)
                                                     ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS




                   ASSETS
                                                    September 30,     March 31,
                                                        2002            2002
                                                    -----------      -----------
Investments at value
  Loans and notes receivable .................      $ 3,104,648      $ 1,176,887
  Equity interests in small business
    concerns .................................       11,041,245       12,784,997
  Assets acquired in liquidation .............           77,063          167,350
                                                    -----------      -----------
       Total investments .....................       14,222,956       14,129,234
Cash and cash equivalents ....................        3,070,054        4,416,989
Short-term marketable securities .............       10,899,042       12,753,178
Accrued interest receivable ..................          330,565          341,806
Receivable from escrow account ...............             --            197,369
Furniture and equipment (net of
  accumulated depreciation of
  $39,037 at September 30, 2002
  and $36,195 at March 31, 2002) .............           16,089           18,931

Other assets .................................          548,666          640,579
                                                    -----------      -----------
       Total assets ..........................      $29,087,372      $32,498,086
                                                    ===========      ===========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS





                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                   September 30,     March 31,
                                                       2002             2002
                                                   ------------    ------------
Liabilities
  Debentures payable to the U.S. Small
    Business Administration ....................   $ 24,650,000    $ 24,650,000
  Accrued expenses .............................        321,666         362,420
                                                   ------------    ------------
            Total liabilities ..................     24,971,666      25,012,420
                                                   ------------    ------------
Commitments and contingencies (Notes 4 and 5)

Shareholders' equity
  Preferred stock - $.001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding - none
      Common stock - $.01 par value;
      Authorized - 30,000,000 shares
    Issued and outstanding - 5,346,084
      shares at September 30, 2002 and
      March 31, 2002 ...........................         53,461          53,461
  Additional paid-in capital ...................     22,982,698      22,982,698
  Accumulated deficit ..........................     (5,530,289)     (4,027,385)
  Unrealized depreciation on investments -
    net ........................................    (13,390,164)    (11,523,108)
                                                   ------------    ------------
            Total shareholders' equity .........      4,115,706       7,485,666
                                                   ------------    ------------
            Total liabilities and
              shareholders' equity .............   $ 29,087,372    $ 32,498,086
                                                   ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                            September 30,
                                                        2002            2001
                                                    -----------     -----------
Cash flows from operating activities
  Net decrease in shareholders'
    equity resulting from operations ...........    ($3,369,960)    ($6,898,733)

  Adjustments to reconcile net decrease
    in shareholders' equity
    resulting from operations to net cash
    (used in) operating activities
  Amortization of deferred income ..............           --              (927)
  Change in unrealized depreciation
    on investments .............................      1,867,056       7,148,716
  Realized loss (gain) on investments ..........         45,423      (1,369,429)
  Depreciation and amortization ................          2,842           3,050
  Amortization of debenture costs ..............         39,106          39,248
  Amortization (accretion) of interest on
    treasury bills .............................         39,028          (7,647)
  Changes in assets and liabilities
    Due from broker ............................           --            46,599
    Accrued interest receivable ................         11,241        (187,654)
    Other assets ...............................         52,807          41,027
    Accrued expenses ...........................        (40,754)        (20,202)
    Income taxes payable .......................           --           (23,404)
                                                    -----------     -----------
Net cash (used in) operating activities ........     (1,353,211)     (1,229,356)
                                                    -----------     -----------
Cash flows from investing activities
  Purchases of short-term marketable
    securities .................................     (4,584,754)     (7,991,330)
  Proceeds from short-term marketable
    securities .................................      6,334,000       8,568,957
  Proceeds from sale of investments/return
    of capital .................................        358,705       3,968,473
  Investments originated .......................     (2,157,208)        (36,320)
  Proceeds from collection of loans ............         55,533          89,902
  Purchase of furniture and equipment ..........           --            (4,124)
                                                    -----------     -----------
  Net cash provided by investing activities ....          6,276       4,595,558
                                                    -----------     -----------
Cash flows from financing activities
  Repayment of debentures payable to the
    U.S. Small Business Administration .........           --          (900,000)
                                                    -----------     -----------
Net cash (used in) financing activities ........           --          (900,000)
                                                    -----------     -----------
(Decrease) increase in cash and cash
  equivalents ..................................     (1,346,935)      2,466,202

Cash and cash equivalents - beginning
  of period ....................................      4,416,989       1,993,337
                                                    -----------     -----------
Cash and cash equivalents - end of period ......    $ 3,070,054     $ 4,459,539
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

Note - 2  (Loss) per Common Share:

          The computation of basic and diluted loss per common share is as follows:


                                                          Six Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       2002            2001
                                                   ------------    ------------
          Net (loss) available for common
            stock equivalent shares deemed
            to have a dilutive effect ...........  ($ 3,369,960)   ($ 6,898,733)
                                                   ============    ============

          (Loss) per common share
            Basic ...............................  ($      0.63)   ($      1.29)
                                                   ============    ============
            Diluted .............................  ($      0.63)   ($      1.29)
                                                   ============    ============
          Shares used in computation:
            Basic:
               Weighted average common shares ...     5,346,084       5,346,084
                                                   ============    ============
            Diluted:
               Weighted average common shares ...     5,346,084       5,346,084
               Common stock equivalents .........        A               A
                                                   ------------    ------------
                                                      5,346,084       5,346,084
                                                   ============    ============

(A) For the six months ended September 30, 2002 and September 30, 2001 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS




Note 2 -  (Loss) per Common Share: (Cont'd)

          The computation of basic and diluted loss per common share is as follows:


                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       2002            2001
                                                   ------------    ------------
          Net (loss) available for common
            stock equivalent shares deemed
            to have a dilutive effect ...........  ($ 1,461,831)   ($ 4,649,807)
                                                   ============    ============

          (Loss) per common share
            Basic ...............................  ($      0.27)   ($      0.87)
                                                   ============    ============
            Diluted .............................  ($      0.27)   ($      0.87)
                                                   ============    ============
          Shares used in computation:
            Basic:
               Weighted average common shares ...     5,346,084       5,346,084
                                                   ============    ============
            Diluted:
               Weighted average common shares ...     5,346,084       5,346,084

               Common stock equivalents .........        B               B
                                                   ------------    ------------
                                                      5,346,084       5,346,084
                                                   ============    ============

(B) For the three months ended September 30, 2002 and September 30, 2001 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

Note 3 -  Income Taxes

          In accordance with Subchapter M of the Internal Revenue Code, no provision for income taxes is necessary with respect to net investment income and/or net realized short-term capital gains if the Company elects to distribute not less than 90% of such income and/or gains to shareholders. However, to the extent the Company elects to either retain net realized long-term capital gains or net realized short-term capital gains, the Company will pay all applicable Federal income taxes on behalf of its shareholders.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 4 -  Commitments and Contingencies

          The Company is required to be in compliance with the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of September 30, 2002, the Company had an impairment of its capital. As such, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments would need to be disposed of in a forced sale which may result in proceeds less than their carrying value. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is in discussions with the SBA to cure this impairment.

Note 5 -  The Nasdaq Stock Market, Inc. (the "Nasdaq") Letters

          On June 17, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule") on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(1), subject to appeal, the Company had 90 calendar days, or until September 16, 2002, to regain compliance.

          On July 23, 2002, the Company received notice from Nasdaq that for the preceding 10 consecutive trading days, the Company's common stock had not closed at the minimum $1.00 per share as required for continued inclusion by Marketplace Rule 4450 (a) (5) ( the "Rule") on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450
          (e) (2), subject to appeal, the Company had 90 calendar days, or until October 21, 2002, to regain compliance. If compliance with the Rule had not been demonstrated by October 21, 2002, the Company's securities would have been delisted from the Nasdaq National Market. The Company cannot predict what effect, if any, such delisting from the Nasdaq National Market would have on the trading of its securities.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS




Note 5 -  The Nasdaq Letters (Cont'd)

          On September 25, 2002, the Company was notified that the staff of the NASDAQ Listing Qualifications Department had approved the Company's application to transfer the listing of its common stock $.01 par value, from the NASDAQ National Market to the NASDAQ SmallCap Market. Trading on the NASDAQ SmallCap Market commenced on September 26, 2002 under the symbol "WCAP". Winfield Capital's common stock will no longer be traded on the NASDAQ National Market. The Company currently meets all of the continued inclusion criteria for the NASDAQ SmallCap Market, except for the minimum $1.00 bid price per share requirement which must be complied with by January 21, 2003 unless the Company is granted an additional grace period.

Item 2.
                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations


Six Months Ended September 30, 2002 and September 30, 2001



Investment Income

Investment income decreased by $383,480 to $291,878 for the six month period ended September 30, 2002 from $675,358 for the same period ended September 30, 2001. This primarily reflected a decrease in earnings from temporarily invested funds of $265,171 as a result of a decrease in interest rates and a decrease in the idle funds that were invested. Interest from Small Business concerns decreased by $116,784 due mainly to the financial difficulties of a portfolio company that generated quarterly interest of $60,000 in 2001 and $ 0 in 2002.


Interest Expense

Interest expense decreased from $976,661 for the six months ended September 30, 2001 to $944,849 for the same period ended September 30, 2002 due to a repayment of $900,000 to the U.S. Small Business Administration (the "SBA") on September 1, 2001.


Operating Expenses

The Company's operating expenses decreased from $825,790 for the six months ended September 30, 2001 to $804,421 for the six months ended September 30, 2002. Payroll and payroll related expenses increased by $33,040 principally due to a matching 401 (K) expense, (the 401 (K) Plan was first implemented in October 2001). Professional fees decreased by $49,108 due to the decrease in legal and accounting fees. Insurance expense increased by $20,265 and there were miscellaneous decreases of $25,566.


Realized (Loss) Gain on Investments

The Company realized a $45,512 loss on the sale of its entire equity position in one portfolio company in fiscal 2003. In fiscal 2002, the Company realized a $1,369,429 gain on the sale of a portion of its equity position in three portfolio companies and its entire equity position in two portfolio companies and the expiration of calls sold in two portfolio companies.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Changes in Unrealized Depreciation of Investments

There was an increase in unrealized depreciation of investments (excluding short-term marketable securities) of $1,801,194 for the six months ended September 30, 2002 compared to an increase in unrealized depreciation of $7,148,716 (excluding short-term marketable securities) for the six months ended September 30, 2001, principally related to the decline in market price of publicly-traded portfolio securities.

Item 2.
                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations


Three Months Ended September 30, 2002 and September 30, 2001



Investment Income

Investment income decreased by $141,568 to $152,167 for the three month period ended September 30, 2002 from $293,735 for the same period ended September 30, 2001. This primarily reflected a decrease in earnings from temporarily invested funds of $82,042 as a result of a decrease in interest rates and a decrease in the idle funds that were invested. Interest from small business concerns decreased by $58,928 due mainly to the financial difficulties of a portfolio company that generated quarterly interest of $60,000 in 2001 and $ 0 in 2002.


Interest Expense

Interest expense increased from $491,845 for the three months ended September 30, 2001 to $505,894 for the same period ended September 30, 2002 due to an adjustment of an interim interest rate by the U.S. Small Business Administration (the "SBA").


Operating Expenses

The Company's operating expenses increased from $400,324 for the three months ended September 30, 2001 to $431,934 for the three months ended September 30, 2002. Payroll and payroll related expenses increased by $16,980 principally due to a matching 401 (K) expense (the 401 (K) Plan was implemented in October
2001). Insurance expense increased by $18,229. Professional fees decreased by $12,589 due to a decrease in accounting fees. There were miscellaneous increases of $8,990.


Realized (Loss) Gain on Disposition of Investments

The Company had a $89 loss on final disposition of one of its portfolio investments for the three months ended September 30, 2002. There was a $1,006,176 realized gain for the three months ended September 30, 2001 comprised of a $842,846 gain on the expiration of calls sold in two portfolio companies and a realized gain of $163,330 on the sale of a portion of its equity position in one portfolio company.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Changes in Unrealized Depreciation of Investments

There was an increase in unrealized depreciation of investments (excluding short-term marketable securities) of $617,496 for the three months ended September 30, 2002 principally related to the decline in fair market value and market prices of portfolio securities compared to a net decrease of $5,065,196 in unrealized appreciation (excluding short term marketable securities) for the same period ended September 30, 2001 principally related to the decline in fair market value and market prices of portfolio securities.

Liquidity and Capital Resources

The Company is required to be in compliance with the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of September 30, 2002, the Company had an impairment of its capital. As such, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments would need to be disposed of in a forced sale which may result in proceeds less than their carrying value. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is in discussions with the SBA to cure this impairment.

At September 30, 2002, the Company had cash and cash equivalents and short-term marketable securities totaling $13,969,096. The Company believes that its cash and its short-term investments, along with its ability to sell certain of its publicly-traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through September 30, 2003. However, if the SBA declares the entire indebtedness including accrued interest immediately due and payable, certain public and private security investments may need to be disposed of in a forced sale which may result in proceeds less than their current fair value; as such, by selling its public and private security investments, the Company may not generate sufficient cash flows to repay the SBA Debentures as well as fund operations in the ordinary course of business through September 30, 2003.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          & QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK




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

A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of September 30, 2002, the Company had no publicly-traded debt securities in its portfolio.

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                       CONTINUED & CONTROLS AND PROCEDURES




A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of September 30, 2002, the Company had no option contracts outstanding as part of its portfolio.

Item 4.

Controls and Procedures

a.   Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

b.   Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

                            CERTIFICATION PURSUANT TO
                                    18 U.S.C.
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


We, Paul A. Perlin, Chief Executive Officer and R. Scot Perlin, Chief Financial Officer of Winfield Capital Corp. (the "Company"), certify, that:

1.   We have reviewed this quarterly report on Form 10-Q of Winfield Capital
     Corp.

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to us by others within the Company particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. We have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






/s/ Paul A. Perlin
------------------
Paul A. Perlin
Chief Executive Officer



/s/ R. Scot Perlin
------------------
R. Scot Perlin
Chief Financial Officer






November 13, 2002

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION


Item 5. - Other Information

Mr. David Greenberg has informed the Company of his intention to resign as an executive officer and employee of the Company effective at the close of business on December 31, 2002 in order to pursue other interests. He will continue to serve as a member of Winfield Capital's Board of Directors. Present management will assume his responsibilities and the Company does not currently intend to hire a replacement.


Item 6. - Exhibits and Reports on Form 8-K


     a.   Exhibit Index

          The following Exhibit is filed as part of this Quarterly Report on Form 10-Q.

     Exhibit No.             Description
     -----------             -----------
     99.1                    Certification Pursuant to 18 U.S.C. Section 1350,
                             as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

          No reports on Form 8-K were filed during the second quarter of the Registrant's fiscal year ending March 31, 2003.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WINFIELD CAPITAL CORP.
                                             (Registrant)





                                             By:  /s/  R. Scot Perlin
                                                 --------------------
                                                 R. Scot Perlin
                                                 Chief Financial Officer



Dated: November 13, 2002