Form 10-Q
period 2002-12-31
WINFIELD CAPITAL CORP
filed 2003-02-13
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

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

                                 Yes |X| No |_|

Registrant had 5,346,084 shares of common stock outstanding as of December 31, 2002.

--------------------------------------------------------------------------------

                           This report consists of 22 pages

                           Form 10-Q Quarterly Report

                                      INDEX

                                                                     Page No.
                                                                     --------

                        PART I - FINANCIAL INFORMATION

Item 1. Condensed Statements of Operations -
           Nine and Three Months ended December 31,
           2002 and 2001                                                3-4

        Condensed Balance Sheets - as of
           December 31, 2002 and March 31, 2002                         5-6

        Condensed Statements of Cash Flows -
           Nine Months Ended December 31, 2002
           and 2001                                                      7

        Notes to Condensed Financial Statements                        8-12

Item 2. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                               13-17

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                           17-18

Item 4. Controls and Procedures                                        18-20

                          PART II - OTHER INFORMATION

Item 5. Other Information                                               21

Item 6. Exhibits and Reports on Form 8-K                                21

Exhibit 99.1 - Officer Certification                                    22

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended
                                                            December 31,
                                                        2002            2001
                                                    -----------     -----------
Investment income
    Interest from small business concerns           $   122,623     $   155,913
    Interest from invested idle funds                   274,079         698,704
    Other income                                          7,278           8,803
                                                    -----------     -----------

          Total investment income                       403,980         863,420
                                                    -----------     -----------

Expenses
    Interest                                          1,384,859       1,416,772
    Payroll and payroll-related expenses                651,777         639,887
    General and administrative expenses                 278,382         261,234
    Other operating expenses                            325,159         334,343
                                                    -----------     -----------

          Total investment expenses                   2,640,177       2,652,236
                                                    -----------     -----------

          Investment loss - net                      (2,236,197)     (1,788,816)

Realized gain (loss) on investments                     198,062      (1,539,439)
Change in unrealized depreciation
       of investments                                (2,460,102)     (4,419,948)
                                                    -----------     -----------

          Net (decrease) in shareholders'
            equity resulting from operations        ($4,498,237)    ($7,748,203)
                                                    ===========     ===========

Per share net (decrease) in shareholders' equity resulting from operations

Basic                                               ($     0.84)    ($     1.45)
                                                    ===========     ===========

Diluted                                             ($     0.84)    ($     1.45)
                                                    ===========     ===========


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                             December 31,
                                                        2002            2001
                                                    -----------     -----------
Investment income
    Interest from small business concerns           $    92,015     $     8,521
    Interest from invested idle funds                    17,862         177,316
    Other income                                          2,225           2,225
                                                    -----------     -----------

          Total investment income                       112,102         188,062
                                                    -----------     -----------

Expenses
    Interest                                            440,010         440,111
    Payroll and payroll-related expenses                212,688         233,838
    General and administrative expenses                 101,133          88,888
    Other operating expenses                            137,076          86,948
                                                    -----------     -----------

          Total investment expenses                     890,907         849,785
                                                    -----------     -----------

          Investment loss - net                        (778,805)       (661,723)

Realized gain (loss) on investments                     243,574      (2,908,868)
Change in unrealized depreciation
    of investments                                     (593,046)      2,721,121
                                                    -----------     -----------

          Net (decrease) in shareholders'
            equity resulting from operations        ($1,128,277)    ($  849,470)
                                                    ===========     ===========

Per share net (decrease) in shareholders' equity resulting from operations

Basic                                               ($     0.21)    ($     0.16)
                                                    ===========     ===========

Diluted                                             ($     0.21)    ($     0.16)
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    December 31,      March 31,
                                                       2002             2002
                                                    -----------      -----------
Investments at value
  Loans and notes receivable                        $ 8,539,552      $ 1,176,887
  Equity interests in small business
    concerns                                         10,313,383       12,784,997
  Assets acquired in liquidation                         77,063          167,350
                                                    -----------      -----------

          Total investments                          18,929,998       14,129,234

Cash and cash equivalents                             2,793,190        4,416,989
Short-term marketable securities                      5,618,292       12,753,178
Accrued interest receivable                             324,252          341,806
Receivable from escrow account                               --          197,369
Furniture and equipment (net of
  accumulated depreciation of
  $40,459 at December 31, 2002
  and $36,195 at March 31, 2002)                         14,667           18,931

Other assets                                            674,328          640,579
                                                    -----------      -----------

          Total assets                              $28,354,727      $32,498,086
                                                    ===========      ===========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    December 31,    March 31,
                                                       2002            2002
                                                   ------------    ------------
Liabilities
  Debentures payable to the U.S. Small
    Business Administration                        $ 24,650,000    $ 24,650,000
  Accrued expenses                                      581,401         362,420
  Deferred income                                       135,897              --
                                                   ------------    ------------

            Total liabilities                        25,367,298      25,012,420
                                                   ------------    ------------

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity
  Preferred stock - $.001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding - none
  Common stock - $.01 par value;
    Authorized - 30,000,000 shares
    Issued and outstanding - 5,346,084
       shares at December 31, 2002 and
       March 31, 2002                                    53,461          53,461
  Additional paid-in capital                         22,982,698      22,982,698
  Accumulated deficit                                (6,065,520)     (4,027,385)
  Unrealized depreciation on investments -
    net                                             (13,983,210)    (11,523,108)
                                                   ------------    ------------

          Total shareholders' equity                  2,987,429       7,485,666
                                                   ------------    ------------

          Total liabilities and
            shareholders' equity                   $ 28,354,727    $ 32,498,086
                                                   ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           December 31,
                                                        2002            2001
                                                   ------------    ------------
Cash flows from operating activities
    Net decrease in shareholders'
       equity resulting from operations            ($ 4,498,237)   ($ 7,748,203)
    Adjustments to reconcile net decrease
       in shareholders' equity
       resulting from operations to net cash
       (used in) operating activities
    Amortization of deferred income                          --            (927)
    Change in unrealized depreciation
       on investments                                 2,460,102       4,393,243
    Realized (gain) loss on investments                (198,153)      1,539,439
    Depreciation and amortization                         4,264           4,575
    Amortization of debenture costs                      58,660          58,872
    Amortization of interest on
       treasury bills and loans                          23,929          26,705
    Changes in assets and liabilities
       Due from broker                                       --          46,599
       Accrued interest receivable                       17,554        (106,256)
       Other assets                                     (92,409)        (38,192)
       Accrued expenses                                 218,981         212,130
       Income taxes payable                                  --         (23,404)
                                                   ------------    ------------
Net cash (used in) operating activities              (2,005,309)     (1,635,419)
                                                   ------------    ------------

Cash flows from investing activities
    Purchases of short-term marketable
       securities                                    (6,387,954)    (13,427,706)
    Proceeds from sales of short-term
       marketable securities                         13,474,602      14,593,475
    Proceeds from sale of investments/return
       of capital                                       757,928       4,330,104
    Investments originated                           (7,526,053)        (54,690)
    Proceeds from collection of loans                    62,987         103,987
    Purchase of furniture and equipment                      --          (4,124)
                                                   ------------    ------------
    Net cash provided by investing activities           381,510       5,541,046
                                                   ------------    ------------

Cash flows from financing activities
    Repayment of debentures payable to the
       U.S. Small Business Administration                    --        (900,000)
       Dividends paid                                        --      (1,276,189)
                                                   ------------    ------------
Net cash (used in) financing activities                      --      (2,176,189)
                                                   ------------    ------------

(Decrease) increase in cash and cash
    equivalents                                      (1,623,799)      1,729,438

Cash and cash equivalents - beginning
    of period                                         4,416,989       1,993,337
                                                   ------------    ------------
Cash and cash equivalents - end of period          $  2,793,190    $  3,722,775
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

Note - 2 (Loss) per Common Share:

            The computation of basic and diluted loss per common share is as follows:


                                                           Nine Months Ended
                                                              December 31,
                                                          2002          2001
                                                      -----------   -----------
            Net (loss) available for common
              stock equivalent shares deemed
              to have a dilutive effect               ($4,498,237)  ($7,748,203)
                                                      ===========   ===========

            (Loss) per common share
                Basic                                 ($     0.84)  ($     1.45)
                                                      ===========   ===========

                Diluted                               ($     0.84)  ($     1.45)
                                                      ===========   ===========

            Shares used in computation:
                Basic:
                     Weighted average common shares     5,346,084     5,346,084
                                                      ===========   ===========

                Diluted:
                Weighted average common shares          5,346,084     5,346,084
                Common stock equivalents                   A              A
                                                      -----------   -----------

                                                        5,346,084     5,346,084
                                                      ===========   ===========

(A) For the nine months ended December 31, 2002 and December 31, 2001 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - (Loss) per Common Share: (Cont'd)

            The computation of basic and diluted loss per common share is as follows:

                                                          Three Months Ended
                                                             December 31,
                                                          2002          2001
                                                      -----------   -----------
            Net (loss) available for common
              stock equivalent shares deemed
              to have a dilutive effect               ($1,128,277)  ($  849,470)
                                                      ===========   ===========

            (Loss) per common share
                Basic                                 ($     0.21)  ($     0.16)
                                                      ===========   ===========

                Diluted                               ($     0.21)  ($     0.16)
                                                      ===========   ===========

            Shares used in computation:
                Basic:
                     Weighted average common shares     5,346,084     5,346,084
                                                      ===========   ===========

                Diluted:
                     Weighted average common shares     5,346,084     5,346,084
                     Common stock equivalents               B             B
                                                      -----------   -----------

                                                        5,346,084     5,346,084
                                                      ===========   ===========

(B) For the three months ended December 31, 2002 and December 31, 2001 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Commitments and Contingencies

            The Company is required to be in compliance with the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of December 31, 2002, the Company had an impairment of its capital. As such, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments would need to be disposed of in a forced sale which may result in proceeds less than their carrying value. As such, this impairment could have an immediate material adverse effect on the Company's financial position, results of operations and cash flows and the Company may not be able to continue to fund operations in the ordinary course of business after March 31, 2003. The Company is in ongoing discussions with the SBA to cure this impairment.

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

            On July 23, 2002, the Company received notice from Nasdaq that for the preceding 10 consecutive trading days, the Company's common stock had not closed at the minimum $1.00 per share as required for continued inclusion by Marketplace Rule 4450 (a) (5) (the "Rule") on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450 (e) (2), subject to appeal, the Company had 90 calendar days, or until October 21, 2002, to regain compliance.

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

            On January 22, 2003, the Company received a determination of the staff (the "Staff Determination") of the Nasdaq Listing Qualifications Department (the "Staff") indicating that the Company fails to comply with the minimum bid price of its common stock requirement for continued listing set forth in Marketplace Rule 4450(a)(5) and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 31, 2003. The Company was granted a hearing on March 6, 2003 before a Nasdaq Listing Qualifications Panel (the "Panel") to review the Staff Determination. This hearing will stay the delisting of the Company's common stock pending the Panel's decision. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Company's request for continued listing on the Nasdaq SmallCap Market is not granted by the Panel, the Company's securities will be eligible for quotation on the OTC Bulletin Board. The Company cannot predict what effect, if any, such delisting from the Nasdaq SmallCap Market would have on the trading of its securities.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 - Stock-Based Employee Compensation Plan

            At December 31, 2002, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            Nine             Nine
                                                        Months Ended     Months Ended
                                                        December 31,     December 31,
                                                            2002             2001
                                                       -------------    -------------
            Net loss, as reported                      ($  4,498,237)   ($  7,748,203)
                 Deduct: Total stock-based employee
                   compensation expense determined
                   under fair value based method for
                   all awards, net of related tax
                   effects                                        --          (17,628)
                                                       -------------    -------------

                 Pro forma net income                  ($  4,498,237)   ($  7,765,831)
                                                       =============    =============

                 Earnings per share:
                   Basic - as reported                 ($       0.84)   ($       1.45)
                   Basic - pro forma                   ($       0.84)   ($       1.45)

                                                           Three             Three
                                                        Months Ended     Months Ended
                                                        December 31,     December 31,
                                                            2002              2001
                                                       -------------    -------------
            Net loss, as reported                      ($  1,128,277)   ($    849,470)
                 Deduct: Total stock-based employee
                   compensation expense determined
                   under fair value based method for
                   all awards, net of related tax
                   effects                                        --          (17,628)
                                                       -------------    -------------

                 Pro forma net income                  ($  1,128,277)   ($    867,098)
                                                       =============    =============

                 Earnings per share:
                   Basic - as reported                 ($       0.21)   ($       0.16)
                   Basic - pro forma                   ($       0.21)   ($       0.16)

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended December 31, 2002 and December 31, 2001

Investment Income Investment income decreased by $459,440 to $403,980 for the nine month period ended December 31, 2002 from $863,420 for the same period ended December 31, 2001. This primarily reflected a decrease in earnings from temporarily invested funds of $424,625 as a result of a decrease in interest rates and a decrease in the idle funds that were invested. Interest from Small Business concerns decreased by $33,290 due mainly to the financial difficulties of a portfolio company that generated interest of $120,000 in 2001 and $0 in 2002 offset by interest on new loans.

Interest Expense

Interest expense decreased from $1,416,772 for the nine months ended December 31, 2001 to $1,384,859 for the same period ended December 31, 2002 due to a repayment of $900,000 to the U.S. Small Business Administration (the "SBA") on September 1, 2001.

Operating Expenses

The Company's operating expenses increased from $1,235,464 for the nine months ended December 31, 2001 to $1,255,318 for the nine months ended December 31, 2002. Payroll and payroll-related expenses increased by $11,887 principally due to salary increases. Professional fees decreased by $8,655 due to the decrease in legal and accounting fees. Insurance expense increased by $26,594, stock record costs and listing fees increased by $20,634 and there were miscellaneous decreases of $30,606.

Realized Gain (Loss) on Investments

The Company realized a $198,062 gain on the sale of its entire equity position in two portfolio companies and a portion of its position in another portfolio company in fiscal 2003.

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

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Unrealized Depreciation of Investments

There was an increase in unrealized depreciation of investments (excluding short-term marketable securities) of $2,455,603 for the nine months ended December 31, 2002 principally related to the decline in fair market value of one portfolio security and the decline in market prices of publicly traded portfolio securities, compared to an increase in unrealized depreciation of $4,419,948 (excluding short-term marketable securities) for the nine months ended December 31, 2001, principally related to the decline in market prices of publicly-traded portfolio securities.

Item 2.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2002 and December 31, 2001

Investment Income Investment income decreased by $75,960 to $112,102 for the three month period ended December 31, 2002 from $188,062 for the same period ended December 31, 2001. This primarily reflected a decrease in earnings from temporarily invested funds of $159,454 as a result of a decrease in interest rates and a decrease in the idle funds that were invested. Interest from small business concerns increased by $83,494 due primarily to new loans to portfolio companies.

Interest Expense

Interest expense was $440,010 for the three months ended December 31, 2002 and $440,111 for the same period ended December 31, 2001.

Operating Expenses

The Company's operating expenses increased from $409,674 for the three months ended December 31, 2001 to $450,897 for the three months ended December 31, 2002. Payroll and payroll-related expenses decreased by $21,154 principally due to a matching 401 (K) catch-up expense (the 401 (K) Plan was implemented in October 2001). Insurance expense increased by $6,329. Professional fees increased by $40,453 due to an increase in accounting fees and tax return preparation fees; and stock record costs and listing fees increased by $17,694. There were miscellaneous decreases of $2,099.

Realized Gain (Loss) on Disposition of Investments

The Company had a $243,574 gain on disposition of one of its portfolio investments and a portion of its position in another portfolio company for the three months ended December 31, 2002. There was a $2,908,685 realized loss for the three months ended December 31, 2001 on the sale of a portion of its equity position in one portfolio company and the sale of its entire investment in two portfolio companies.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Unrealized Depreciation of Investments

There was a increase in unrealized depreciation of investments (excluding short-term marketable securities) of $654,409 for the three months ended December 31, 2002 principally related to the decrease in fair market value of one portfolio security compared to a net increase of $2,721,121 in unrealized appreciation (excluding short term marketable securities) for the same period ended December 31, 2001 principally related to the sale of portfolio companies having an unrealized depreciation of $2,966,206.

Liquidity and Capital Resources

The Company is required to be in compliance with the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of December 31, 2002, the Company had an impairment of its capital. As such, the SBA could declare the entire indebtedness including accrued interest immediately due and payable. In addition, the SBA could avail itself of any remedy available to the SBA to effect the repayment of the Debentures, including transferring the Company to the SBA's Office of Liquidation. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments would need to be disposed of in a forced sale which may result in proceeds less than their carrying value. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is in ongoing discussions with the SBA to cure this impairment.

At December 31, 2002, the Company had cash and cash equivalents and short-term marketable securities totaling $8,411,482. The Company believes that its cash and its short-term investments, along with its ability to sell certain of its publicly-traded portfolio investments will be adequate to meet both the investment opportunities that the Company anticipates and its working capital needs through December 31, 2003. However, if the SBA declares the entire indebtedness including accrued interest immediately due and payable, certain public and private security investments may need to be disposed of in a forced sale which may result in proceeds less than their current fair value; as such, by selling its public and private security investments, the Company may not generate sufficient cash flows to repay the SBA Debentures as well as fund operations in the ordinary course of business after March 31, 2003.

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

A portion of the Company's investment portfolio consists of fixed- rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of December 31, 2002, the Company had no publicly-traded debt securities in its portfolio.

                             WINFIELD CAPITAL CORP.
           QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                       CONTINUED & CONTROLS AND PROCEDURES

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of December 31, 2002, the Company had no option contracts outstanding as part of its portfolio.

Item 4.

Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

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


/s/ Paul A. Perlin
-----------------------
Paul A. Perlin
Chief Executive Officer


/s/ R. Scot Perlin
-----------------------
R. Scot Perlin
Chief Financial Officer

February 12, 2003

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION

Item 5. - Other Information

Mr. David Greenberg resigned as an executive officer and employee of the Company effective at the close of business on December 31, 2002 in order to pursue other interests. He will continue to serve as a member of Winfield Capital's Board of Directors. Present management will assume his responsibilities and the Company does not currently intend to hire a replacement.

Item 6. - Exhibits and Reports on Form 8-K

            a.    Exhibit Index

                  The following Exhibits are filed as part of this Quarterly Report on Form 10-Q.

                  Exhibit No.             Description

                  10(K)                   Employment Agreement with
                                          Paul A. Perlin dated
                                          November 15, 2002 as of
                                          November 1, 2002

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                          906 of the Sarbanes-Oxley Act
                                          of 2002

            b.    Reports on Form 8-K

                  No reports on Form 8-K were filed during the third quarter of the Registrant's fiscal year ending March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WINFIELD CAPITAL CORP.
                             (Registrant)

                             By:/s/ R. Scot Perlin
                             ----------------------------
                                    R. Scot Perlin
                                    Chief Financial Officer

Dated: February 13, 2003