Form 10-K
period 2003-03-31
WINFIELD CAPITAL CORP
filed 2003-06-27
CIK 936404

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003         Commission File Number 33-94322

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

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 2003 was approximately $843,951.The number of outstanding shares of the Registrant's common stock as of June 20, 2003 was 5,346,084 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2003, are incorporated into Part III of this Report.

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

      According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company has been notified by the SBA that the Company is no longer in compliance with the SBA's capital impairment requirements and that the SBA has accelerated the maturity date of Winfield Capital's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Although it has not done so as of the date of this filing, and may not do so, the SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2003. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve of the proposed plan. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

      In addition, inasmuch as the Company's capital structure includes a large amount of debt securities, all of which are debentures issued to the SBA at fixed interest rates, unless and until the Company is able to invest all or substantially all of the proceeds from such debt securities at annualized interest or at other rates of return that substantially exceed annualized rates of interest the Company is required to pay the SBA under these debentures, the Company's operating results will be adversely affected which, in turn, may depress the market value of the Company's shares of common stock.

                                     PART I

Item 1. Business.

      Winfield Capital Corp. (the "Registrant" or the "Company") was incorporated as a New York corporation in 1972. It is a small business investment company ("SBIC") that was licensed by the U.S. Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a Business Development Company ("BDC"), a type of closed-end investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be taxed as a Regulated Investment Company ("RIC") for Federal income tax purposes. The Company's offices are located at 237 Mamaroneck Avenue, White Plains, New York 10605 and its telephone number is
(914) 949-2600. The Company can also be reached via its Web site at http://www.winfieldcapital.com.

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

      The Company has no independent investment advisor. The Company's loan and other investment decisions are made by its officers, in accordance with the Company's established investment policies and objectives, subject to oversight by its Board of Directors. Historically, the Company has relied on its officers to identify new financing opportunities. Following its initial public offering ("IPO") late in 1995, the Company expanded its marketing efforts and sought transaction referrals from venture capitalists, investment bankers, attorneys, accountants and commercial bankers. The Company has sought to enter into either straight loan or equity transactions with portfolio companies or debt transactions having equity components ("debt securities"). In connection with the latter, the Company has sought and will continue to seek security interests in and liens on the assets of the borrower. To the extent it deems necessary, the Company also seeks to obtain personal guaranties from the principals of its borrowers and security interests in certain of the assets of such principals.

Selected Recent Developments

      On June 17, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) on the Nasdaq National Market. On July 23, 2002, the Company received notice from Nasdaq that for the preceding 10 consecutive trading days, the Company's common stock had not closed at the minimum $1.00 per share as required for continued inclusion by Marketplace Rule 4450(a)(5) (the "Minimum Bid Price Rule") on the Nasdaq National Market. As a result of these notices, the Company made an application to the Staff of the Nasdaq Listing Qualifications Department (the "Staff") to transfer the Company's common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On September 25, 2002, the Company was notified by the Staff that its application to transfer the listing was approved provided it met the Minimum Bid Price Rule by January 22, 2003 (the "Grace Period") and trading in the Company's common stock on the Nasdaq SmallCap Market commenced on September 26, 2002. On January 22, 2003, the Company received a determination of the Staff indicating that the Company still failed to comply with the Minimum Bid Price by the end of the Grace Period and was therefore, subject to delisting. As the delisting determination was based on a quantitative deficiency, the Company's common stock was deemed eligible for quotation on the Over the Counter Bulletin Board ("OTCBB"). On April 15, 2003, the Company's common stock commenced trading on the OTCBB under the symbol WCAP.

      According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company has been notified by the SBA that the Company is no longer in compliance with the SBA's capital impairment requirements and that the

SBA has accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. The SBA has transferred the Company's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Although it has not done so as of the date of this filing, and may not do so, the SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2003. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve of the proposed plan. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

Characteristics of the Company's Investments

      The Company invests in all kinds and classes of securities issued by portfolio companies, including, but not limited to, notes and bonds; straight, senior, subordinated, convertible and interest-paying debentures; preferred stock; common stock; and options and warrants to purchase the foregoing. The Company does not have a policy that limits the amount that it may invest in any kind or class of security, except that it intends to primarily invest its assets in straight loans or debt securities.

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

      Investments that the Company holds in its portfolio companies may be "restricted securities," as that term is defined under Rule 144 of the Securities Act of 1933, as amended (the "1933 Act"). These securities may not be sold freely in the absence of registration under the 1933 Act. As a result, its ability to sell or otherwise transfer the securities it holds in its portfolio will be limited. The capital stock it receives from portfolio companies is expected to be acquired primarily in private transactions negotiated directly with the portfolio company or an affiliate. The Company's management will continue to be principally responsible for conducting negotiations with respect to its investments in portfolio companies. The Company may acquire securities of public companies in connection with mergers of its portfolio companies with such public companies. The Company may invest a portion of its other assets in the publicly traded securities of public companies. Such investments, and other investments that are not "qualifying assets," may not exceed 30% of the value of the Company's total assets at the time of any such investment.

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

      Prior to May 2, 1995, when there was a change in management of the Company, the Company's investments were made primarily in very small local retail and service businesses. Today, the Company focuses on investments in privately held "Eligible Concerns" in industries that management considers growing industries, including, but not limited to technology and other "new economy" businesses, computer hardware/software, and consumer products manufacturers and distributors. There can be no assurance that the Company will continue to be able to locate investments in such businesses on favorable terms. If the Company is unable to identify such investments, it would seek to reevaluate its overall investment strategies. Although the Company is headquartered and incorporated in the Northeast, it considers investments throughout the country provided they are otherwise consistent with the Company's loan and other investment selection criteria.

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

            Growth. The Company requires that prospective borrowers have sufficient cash flow to service their debt along with having in management's determination a good chance of achieving substantial annual growth.

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

      The aggregate face amount of the Company's outstanding loans and the value of other portfolio investments was $32,762,210 as of March 31, 2003 with loans and notes receivable comprising approximately 32% (78% of which were performing in accordance with their terms and 22% were non-performing), equity interests approximately 68% and assets acquired in liquidation of defaulted loans less than 1%.

      There was unrealized depreciation on loans and investments of $2,654,690 for the year ended March 31, 2003 (principally reflecting the decreased market price of investments in nine publicly traded portfolio companies partially offset by the increased market price of one publicly traded portfolio company investment and the decreased fair value of investments in five privately held portfolio companies partially offset by the increased fair value of investments in five privately held portfolio companies) compared with an unrealized depreciation of $8,492,858 for the year ended March 31, 2002 (principally reflecting the decreased market price of investments in six publicly traded portfolio companies and the decreased fair value of investments in six privately held portfolio companies) and unrealized appreciation of $69,828,667 for the year ended March 31, 2001. Management believes that the decline in the unrealized value of these investments in the fiscal years ended March 31, 2003 and March 31, 2002 reflect the significant volatility in the public equity markets in general, and the high technology sector in particular, over the past two fiscal years.

Write-Offs

      During the past three fiscal years, the Company has written-off loans and investments and disposed of, at a loss, assets acquired in liquidation in the aggregate amount of $6,699,685 as described in the following table:

                                                                       Year Ended March 31,
                                                                       --------------------
                                                                 2001          2002          2003
                                                              --------------------------------------
Amount written-off                                            $4,179,968    $2,337,716      $182,001
Amount written-off as a percentage of aggregate loans and
   investments and assets acquired in liquidation as of the
   beginning of the year                                             4.1%          7.7%          1.3%

SBA Funding

      The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. A SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

      The Company has, as approved by the SBA as of March 31, 2003, Private Capital of approximately $27,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $81,000,000 (300% of its Private Capital). The Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

      The SBA offers eligible SBICs the opportunity to sell "participating securities" (i.e., either preferred stock or debentures having interest payable only to the extent of earnings) to the SBA or to entities that receive SBA guaranties in an amount up to 200% of the SBIC's Private Capital. Although the Company has the minimum amount of Private Capital necessary to be eligible for the SBA's participating securities program (i.e., $10,000,000), the issuance of any future Company debentures may disqualify the Company from participating in the program under the provisions of the SBA Regulations and the 1940 Act. In addition, the Company believes that, to date, only partnerships have been allowed to issue participating securities and that corporations may not be allowed to issue participating securities.

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

      SBICs may invest directly in the equity of their portfolio companies. However, they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. A SBIC may acquire options or warrants in its portfolio companies. Such options and warrants may also have redemption provisions, subject to certain restrictions. As a result of a recent change in the SBA Regulations, SBICs are now permitted to control a portfolio company. "Control" for this purpose is defined as the ownership (or control) of a 50% interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of other shareholders of the portfolio company).

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

            4. The Company will not (i) act as an underwriter of securities (except to the extent it may be deemed to be an "underwriter" as defined in the 1933 Act of securities purchased by it in private transactions),
      (ii) purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may acquire real estate which collateralizes its loans or guaranties of its loans upon defaults of such loans and may dispose of such real estate as and when market conditions permit), (iii) sell securities short, (iv) purchase securities on margin (except to the extent that the registrant may be deemed to have done so as a result of its acquisition of securities in connection with loans made to portfolio companies which are funded with borrowed money), or (v) purchase or sell commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loans or investments).

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

In order to retain its status as a BDC, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a BDC". In order to qualify as a RIC, the Company is required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. The Company qualified as a RIC for the fiscal year ended March 31, 2003.

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

Forward-Looking Statements

      This report and accompanying notes to the financial statements may contain forward-looking statements. For this purpose, any statements contained in this report and accompanying notes to the financial statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "could," "would", "should", "believe," "anticipate," "estimate," "continue," "provided", or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Personnel

      As of June 26, 2003, the Company had three full-time employees (two of whom are Messrs. Paul A. Perlin, Chief Executive Officer and R. Scot Perlin, Chief Financial Officer and Secretary, and one of whom handles clerical matters). In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.

Item 2. Properties.

      The Company operates its executive offices where it maintains its investment and business records from rented quarters, consisting of approximately 2,000 square feet, located in a four-story office building under a lease expiring on February 29, 2008. The lease is cancelable at the Company's option on 90 days prior written notice. Management considers that such quarters will be adequate for the near term for the conduct of the Company's business.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      On April 15, 2003, the Registrant's common stock began trading on the OTCBB under the symbol WCAP. From September 26, 2002 until April 15, 2003, the Registrant's common stock was listed on the Nasdaq SmallCap Market. Previously, the Registrant's common stock was listed on the Nasdaq National Market. The reported high and low bid quotations for the Registrant's common stock as reported by Nasdaq from April 1, 2001 to April 14, 2003 and as reported on the OTCBB from April 15, 2003 until June 20, 2003 were as follows:

                                                   Common Stock
                                                   ------------
                                                 High          Low
                                                 ----          ---
April 1 - June 30, 2001 .....................   $2.69        $1.55
July 1 - September 30, 2001 .................    2.10         0.62
October 1 - December 31, 2001 ...............    1.95         0.77
January 1 - March 31, 2002 ..................    1.71         1.17
April 1 - June 30, 2002 .....................    1.60         0.78
July 1 - September 30, 2002 .................    0.90         0.31
October 1 - December 31, 2002 ...............    1.10         0.28
January 1 - March 31, 2003 ..................    0.47         0.30
April 1 - June 20, 2003 .....................   $0.51        $0.15

      The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

      As of June 20, 2003, the Company estimates that its shares of common stock are held by approximately 3,650 beneficial holders.

Item 6. Selected Financial Data

      See Summary of Financial Information for the years ended March 31, 2003, 2002, 2001, 2000 and 1999 on the following page:

                             WINFIELD CAPITAL CORP.

                        SUMMARY OF FINANCIAL INFORMATION

                                                                               Years Ended March 31,
                                                   --------------------------------------------------------------------------------
                                                       2003             2002             2001             2000              1999
                                                   --------------------------------------------------------------------------------
Statement of Operations Data
         Total investment income ................  $    729,897     $  1,057,404     $  1,185,799     $    873,445     $    839,897
         Total investment expenses ..............  $  4,086,185     $  3,641,686     $  3,232,652     $  3,432,819     $  2,052,031
         Net realized gains (losses) on
                disposition of investments ......  $     16,407     $ (3,289,935)    $  1,282,344     $ 30,851,848     $    740,829
         Unrealized (depreciation) appreciation
                on loans and investments ........  $ (2,654,690)    $ (8,492,858)    $(69,828,667)    $ 42,284,344     $ 25,323,076
         Net (loss) income ......................  $ (5,994,571)    $(14,367,075)    $(70,593,176)    $ 70,576,818     $ 24,851,771
         (Loss) earnings per share ..............  $      (1.12)    $      (2.69)    $     (13.20)    $      13.36     $       4.95
         Weighted average number of shares
                outstanding .....................     5,346,084        5,346,084        5,346,084        5,282,131        5,023,361

Other Operating Data
         Number of loans and other investments
                outstanding at end of period ....            44               37               50               64               52
         Number of loans and other investments
                originated ......................             7                4                7               22               13
         Principal amount of loans and other
                investments originated ..........  $  7,618,912     $    367,676     $  9,637,953     $ 18,624,388     $  9,420,696
         Investment expenses as a percentage of
                average net assets ..............          94.0%            22.3%             6.9%             4.8%             8.1%

Balance Sheet Data
         Loans and investment portfolio
                including assets acquired in
                liquidation .....................  $ 18,591,630     $ 14,129,234     $ 30,256,226     $102,739,179     $ 45,311,218
         Total assets ...........................  $ 26,656,254     $ 32,498,086     $ 49,031,295     $126,867,621     $ 50,128,912
         SBA debentures .........................  $ 24,650,000     $ 24,650,000     $ 25,550,000     $ 20,850,000     $ 15,300,000
         Common stock (including additional paid
                in-capital) .....................  $ 19,762,631     $ 23,036,159     $ 24,806,818     $ 26,968,537     $  9,264,680
         (Accumulated deficit) retained earnings   $ (4,093,738)    $ (4,027,385)    $  1,352,362     $    (44,848)    $   (301,434)
         Total shareholders' equity .............  $  1,491,095     $  7,485,666     $ 23,128,930     $ 93,722,106     $ 33,477,319

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Years Ended March 31, 2003, 2002, and 2001

Critical Accounting Policies

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an on-going basis, reviews estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications of its assumptions and estimates are appropriate, results of operations and financial position as reported in the financial statements may change significantly. The following sections discuss accounting policies applied in preparing the Company's financial statements that management believes are most dependent on the application of estimates and assumptions.

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

Investment Income

      Investment income decreased by $327,507 or a decrease of 30.9%, from $1,057,404 for the year ended March 31, 2002 to $729,897 for the year ended March 31, 2003. This reflected principally a $620,128 decrease in interest from temporarily invested funds as a result of a decrease in the idle funds that were being invested along with a decrease in interest rates, which was partially offset by a $294,737 increase in interest from small business concerns as a result of the Company's increased level of investment activity.

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

Distribution and Retention of Net Long-Term Capital Gains

      The Company elected not to distribute a net long-term capital gain for its excise tax year ended October 31, 2000 during calendar year 2000. As a result, the Company accrued $23,404 of Federal excise tax. The Company subsequently distributed for this period a net long-term capital gain dividend of $1,276,189, or approximately $0.2387 per share, on December 19, 2001.

Interest Expense

      Interest expense remained relatively unchanged from $1,910,394 for the year ended March 31, 2002 to $1,878,483 for the year ended March 31, 2003. Interest expense increased by $151,139 from $1,759,255 for the year ended March 31, 2001 to $1,910,394 for the year ended March 31, 2002 due to additional borrowings of $5,000,000 from the SBA incurred in March 2001.

Operating Expenses

      The Company's operating expenses increased from $1,731,292 for the year ended March 31, 2002 to $2,207,702 for the year ended March 31, 2003 due primarily to the acceleration of the maturity of the SBA debentures which resulted in fully expensing the related debenture fees of $496,214 and an insurance expense increase of $35,421 due primarily to the increased Directors and Officers insurance renewal premium. Partially offsetting these increases were decreases in payroll and payroll-related expenses of $52,678 due primarily to the resignation of an executive officer effective December 31, 2002 and other operating costs that netted to $2,547.

      The Company's operating expenses increased from $1,473,397 for the year ended March 31, 2001 to $1,731,292 for the year ended March 31, 2002 as a result of increases in payroll and payroll-related expenses of $133,985 due primarily to increased officer salaries and the implementation of a Company 401(k) Plan in fiscal year 2002, professional fees of $74,830 due primarily to increased tax advisory and audit-related fees and general and administrative costs of $79,280 due primarily to a full year of directors' fees (first paid in the last quarter of fiscal year 2001). Partially offsetting these increases were decreases in other operating costs that netted to $30,200.

Realized Gains or Losses on Equity Investments

      The Company realizes gains or losses on its investments or rights to acquire investments upon the disposition or write-offs thereof. The realized capital gain for the year ended March 31, 2003 of $16,407 reflected a long-term capital gain on an equity security of $208,287, a short-term capital gain on an equity security of $50,680 partially offset by a write-off of $182,001 on a debt security, long-term net capital losses on assets acquired in liquidation of $45,168 and short-term losses on the repositioning of temporarily invested funds of $15,391. The realized loss of $3,289,935 for the year ended March 31, 2002 reflected long-term net capital losses on equity securities of $1,039,442 and write-offs totaling $2,337,716 offset by an equity security recovery of $87,223. The realized gain for the year ended March 31, 2001 of $1,282,344 reflected long-term capital gains on equity securities of $5,449,466 and a bad debt recovery of $12,846 offset by write-offs totaling $4,179,968.

Unrealized Appreciation or Depreciation of Loans and Investments

      As an investment company, the Company is required to evaluate its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments. There was unrealized depreciation on loans and investments of $2,654,690 (or $2,692,012 excluding an unrealized appreciation on short-term marketable securities) for the year ended March 31, 2003 (principally reflecting the decreased market price of investments in nine publicly traded portfolio companies partially offset by the increased market price of one publicly traded portfolio company and the decreased fair value of investments in five privately held portfolio companies partially offset by the increased fair value of investments in five privately held portfolio companies compared with an unrealized depreciation on loans and investments of $8,492,858 (or $8,395,076 excluding an unrealized depreciation on short-term marketable securities) for the year ended March 31, 2002 (principally reflecting the decreased market price of investments in six publicly traded portfolio companies and the decreased fair value of investments in six privately held portfolio companies as well as the aforementioned realized net loss on the sale of equities) and an unrealized depreciation of $69,828,667 for the year ended March 31, 2001.

Option Contracts - Derivatives

      Pursuant to a letter received from the SBA in October 2000 granting permission to use hedging activities to protect its security positions, the Company, beginning in January 2001, utilized put and call option contracts to minimize market risks of its investments in publicly held companies. The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet and measure those financial instruments at fair value. All changes in the fair market value of financial instruments are included as changes in the unrealized appreciation or depreciation of investments in the Statement of Operations. All option contracts entered into in the fiscal year ended March 31, 2001 were presented at fair value based on the market price of exchange-listed options. The unrealized net appreciation was $842,726 on these option contracts for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, all the option contracts became due. As of March 31, 2003, the Company has no option contracts outstanding as part of its portfolio.

Liquidity and Capital Resources

      At March 31, 2003, the Company held cash and short-term marketable securities totaling $7,850,432.

      According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company has been notified by the SBA that the Company is no longer in compliance with the SBA's capital impairment requirements and that the SBA has accelerated the maturity date of Winfield Capital's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Although it has not done so as of the date of this filing, and may not do so, the SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2003. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve of the proposed plan. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

      A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of March 31, 2003, the Company had no publicly traded debt securities in its portfolio.

      A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly owned companies occur, there may a be corresponding effect on valuations of private companies, which would affect the value, amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer and the market valuations of comparable publicly owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly owned companies. These freely marketable securities are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize, if they are available, put and call option contracts to attempt to minimize the market risk of its investments in publicly owned companies. As of March 31, 2003, the Company had no option contracts outstanding as part of its portfolio.

Item 8. Financial Statements and Supplementary Data.

                                                                           Page
                                                                           ----

Report of Independent Accountants .........................                 F-1
Balance Sheets ............................................                 F-2
Statements of Operations ..................................                 F-3
Statements of Changes in Shareholders' Equity .............                 F-4

Statements of Cash Flows ..................................                 F-5
Financial Highlights (Per Share Data and
 Ratios/Supplemental Data) ................................                 F-6
Notes to Financial Statements .............................    F-7 through F-19
Portfolio of Investments ..................................   F-20 through F-24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2003.

Item 11. Executive Compensation.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2003.

Item 13. Certain Relationships and Related Transactions.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2003.

Item 14. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c) promulgated under the Securities Exchange Act of
1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

(b) Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

Item 15. Principal Accountant Fees and Services

Current Year
Audit Fees

      PricewaterhouseCoopers LLP billed the Company $94,500 in the aggregate, for professional services rendered by them for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2003, and the reviews of the interim financial statements included in the Company's Forms 10-Q filed during the fiscal year ended March 31, 2003.

Tax Fees

      PricewaterhouseCoopers LLP billed the Company $20,000 in the aggregate for tax services rendered by them during the fiscal year ended March 31, 2003.

Prior Year
Audit Fees

      PricewaterhouseCoopers LLP billed the Company $79,267 in the aggregate, for professional services rendered by them for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2002, and the reviews of the interim financial statements included in the Company's Forms 10-Q filed during the fiscal year ended March 31, 2002.

Tax Fees

      PricewaterhouseCoopers LLP billed the Company $20,000 in the aggregate for tax services rendered by them during the fiscal year ended March 31, 2002.

      Certain portions of this item are incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   Financial Statements:

            See item 8 of Part II hereof.

      (b) No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended March 31, 2003. The Registrant filed a report on Form 8-K on May 8, 2003, incorporated by reference to
            Exhibit 99.1 of the Registrant's Form 10-K for the fiscal year ended March 31, 2003 in SEC File No. 33-94322 .

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

            10(A) Indemnification Agreement, incorporated by reference to
                  Exhibit 4 to the Registrant's registration statement in SEC File No. 33-94322.

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

           10(I). Employment Agreement with Paul A. Perlin, dated April 4, 2001 as of November 1, 2000 incorporated by reference to Exhibit 10(I) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 in SEC File No. 33-94322 .

           10(J). Employment Agreement with David Greenberg, dated April 4,
                  2001 as of November 1, 2000, incorporated by reference to
                  Exhibit 10(J) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 in SEC File No. 33-94322 .

           10(K). Employment Agreement with Paul A. Perlin, dated November 15,
                  2002 as of November 1, 2002 incorporated by reference to
                  Exhibit 10(K) to the Registrant's Form 10-K for the fiscal year ended March 31, 2003 in SEC File No. 33-94322 .

            11. Statement of Computation of (Loss) Earnings Per Share, incorporated herein by reference to the Notes to the Financial Statements included in this report.

            99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

            99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

            (d) Financial Statement Schedules: The schedules specified under Regulation S-X are either included in this Form 10-K, not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WINFIELD CAPITAL CORP.

Dated: June 26, 2003                          By: /s/ PAUL A. PERLIN
                                                  --------------------------
                                                  Paul A. Perlin
                                                  Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 26, 2003                          By: /s/ PAUL A. PERLIN
                                                  --------------------------
                                                  Paul A. Perlin
                                                  Chairman of the Board &
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)
                                                  & Director

Dated: June 26, 2003                          By: /s/ R. SCOT PERLIN
                                                  --------------------------
                                                  R. Scot Perlin
                                                  Chief Financial Officer
                                                  (Principal Financial &
                                                  Accounting Officer)
                                                  & Director

Dated: June 26, 2003                          By: /s/ JOEL I. BARAD
                                                  --------------------------
                                                  Joel I. Barad
                                                  Director

Dated: June 26, 2003                          By: /s/ BARRY J. GORDON
                                                  --------------------------
                                                  Barry J. Gordon
                                                  Director

Dated: June 26, 2003                          By: /s/ DAVID GREENBERG
                                                  --------------------------
                                                  David Greenberg
                                                  Director

Dated: June 26, 2003                          By: /s/ BRUCE A. KAUFMAN
                                                  --------------------------
                                                  Bruce A. Kaufman
                                                  Director

Dated: June 26, 2003                          By: /s/ ALLEN L. WEINGARTEN
                                                  --------------------------
                                                  Allen L. Weingarten
                                                  Director

     Certification of Chief Executive Officer Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Paul A. Perlin, Chief Executive Officer of Winfield Capital Corp. certify that:

      1.    I have reviewed this annual report on Form 10-K of Winfield Capital
            Corp;

      2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 26, 2003                          By: /s/ PAUL A. PERLIN
                                                  --------------------------
                                                  Paul A. Perlin
                                                  Chief Executive Officer

    Certification of Chief Financial Officer Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, R. Scot Perlin, Chief Financial Officer of Winfield Capital Corp. certify that:

      1.    I have reviewed this annual report on Form 10-K of Winfield Capital
            Corp;

      2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 26, 2003                          By: /s/ R. SCOT PERLIN
                                                  --------------------------
                                                  R. Scot Perlin
                                                  Chief Financial Officer


                                       20
Winfield Capital Corp.
Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplemental Data

                                                                         Page
                                                                       ---------


Report of Independent Accountants ....................................    F-1

Balance Sheets
   (At March 31, 2003 and 2002) ......................................    F-2

Statements of Operations
   (For each of the three years in the period ended March 31, 2003) ..    F-3

Statements of Changes in Shareholders' Equity
   (For each of the three years in the period ended March 31, 2003) ..    F-4

Statements of Cash Flows
   (For each of the three years in the period ended March 31, 2003) ..    F-5

Financial Highlights .................................................    F-6
   Per Share Operating Performance
     (For the years ended March 31, 2003 and 2002)
   Ratios/Supplemental Data
     (For the years ended March 31, 2003 and 2002)

Notes to Financial Statements ........................................ F-7-F-19

Portfolio of Investments ............................................. F-20-F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration ("SBA")):

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Winfield Capital Corp. at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its debentures payable to the SBA are currently due as a result of an impairment under SBA regulations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ PRICEWATERHOUSECOOPERS LLP
                                         ------------------------------
                                           PricewaterhouseCoopers LLP

New York, NY
June 13, 2003

                             WINFIELD CAPITAL CORP.
                                 BALANCE SHEETS

                                                                                               March 31,
                                                                                     ----------------------------
                                                                                         2003            2002
                                                                                     ------------    ------------
ASSETS

Investments, at value:
    Loans and notes receivable  (cost: $10,365,361 and $2,942,591,
       respectively) .............................................................   $  8,371,521    $  1,176,887
    Equity interests in small business concerns (cost: $22,372,142 and
       $22,340,624, respectively) ................................................     10,220,109      12,784,997
    Assets acquired in liquidation (cost: $24,707 and $324,586, respectively) ....             --         167,350
                                                                                     ------------    ------------
             Total investments ...................................................     18,591,630      14,129,234

Cash and cash equivalents ........................................................      4,396,206       4,416,989
Short-term marketable securities .................................................      3,454,226      12,753,178
Accrued interest receivable ......................................................         85,276         341,806
Receivable from escrow account ...................................................             --         197,369
Furniture and equipment (net of accumulated depreciation of $41,880
    and $36,195, respectively) ...................................................         13,246          18,931
Other assets (principally deferred debenture costs) ..............................        115,670         640,579
                                                                                     ------------    ------------
             Total assets ........................................................   $ 26,656,254    $ 32,498,086
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debentures payable to the U.S. Small Business Administration .....................   $ 24,650,000    $ 24,650,000
Deferred income ..................................................................        129,102              --
Accrued expenses .................................................................        386,057         362,420
                                                                                     ------------    ------------
             Total liabilities ...................................................     25,165,159      25,012,420
                                                                                     ------------    ------------

Commitments and contingencies (Note 6)

Shareholders' equity:
    Preferred stock - $.001 par value; Authorized - 1,000,000 shares;
       issued and outstanding - none
    Common stock - $.01 par value; Authorized - 30,000,000 shares at March 31, 2003 and 2002; issued and outstanding -
       5,346,084 shares at March 31, 2003 and 2002 ...............................         53,461          53,461
    Additional paid-in capital ...................................................     19,709,170      22,982,698
    Accumulated deficit ..........................................................     (4,093,738)     (4,027,385)
    Unrealized depreciation on investments, net ..................................    (14,177,798)    (11,523,108)
                                                                                     ------------    ------------
             Total shareholders' equity ..........................................      1,491,095       7,485,666
                                                                                     ------------    ------------
             Total liabilities and shareholders' equity ..........................   $ 26,656,254    $ 32,498,086
                                                                                     ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                            STATEMENTS OF OPERATIONS

                                                                  Years ended March 31,
                                                       --------------------------------------------
                                                           2003            2002            2001
                                                       ------------    ------------    ------------
Investment income:
    Interest from small business concerns ..........   $    459,847    $    165,110    $    428,557
    Interest from invested idle funds ..............        259,946         880,074         733,054
    Loan processing fees ...........................             --             927           5,484
    Other income ...................................         10,104          11,293          18,704
                                                       ------------    ------------    ------------
            Total investment income ................        729,897       1,057,404       1,185,799
                                                       ------------    ------------    ------------

Expenses:
    Interest .......................................      1,878,483       1,910,394       1,759,255
    Payroll and payroll-related expenses ...........        826,850         879,529         745,544
    General and administrative expenses ............        474,219         448,381         369,101
    Professional fees ..............................        240,689         259,880         185,050
    Depreciation and amortization ..................        580,113          85,358          69,058
    Other operating costs ..........................         85,831          58,144         104,644
                                                       ------------    ------------    ------------
            Total investment expenses ..............      4,086,185       3,641,686       3,232,652
                                                       ------------    ------------    ------------
            Investment loss - net ..................     (3,356,288)     (2,584,282)     (2,046,853)
                                                       ------------    ------------    ------------
Realized gains (losses) on investments, net ........         16,407      (3,289,935)      1,282,344

Change in unrealized depreciation of
    investments ....................................     (2,654,690)     (8,492,858)    (69,828,667)
                                                       ------------    ------------    ------------
            Loss on investments, net ...............     (2,638,283)    (11,782,793)    (68,546,323)
                                                       ------------    ------------    ------------
            Net decrease in shareholders' equity
               resulting from operations ...........   $ (5,994,571)   $(14,367,075)   $(70,593,176)
                                                       ============    ============    ============
Per share net decrease in shareholders' equity
    resulting from operations:
      Basic ........................................   $      (1.12)   $      (2.69)   $     (13.20)
                                                       ============    ============    ============
      Diluted ......................................   $      (1.12)   $      (2.69)   $     (13.20)
                                                       ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                            (Accumulated Deficit)
                                                                             Retained Earnings
                                                                       ----------------------------
                                                                            Net            Net          Unrealized
                                       Common Stock       Additional   Undistributed  Undistributed    Appreciation
                                    ------------------     Paid-in      Investment      Realized     (Depreciation) on
                                     Shares     Amount     Capital     Income/(Loss)   Gain/(Loss)   Investments - net     Total
                                    ---------  --------  ------------  -------------  -------------  ----------------- ------------

Balance - April 1, 2000             5,346,684  $ 53,461  $ 26,915,076   $   (44,848)   $        --     $ 66,798,417    $ 93,722,106

Net (decrease) increase in
     shareholders' equity resulting
     from operations                                                     (2,046,853)     1,282,344      (69,828,667)    (70,593,176)

Reclassification
     as described in Note 3                                (2,161,719)    2,167,873         (6,154)                              --
                                    ---------  --------  ------------   -----------    -----------     ------------    ------------

Balance - March 31, 2001            5,346,684    53,461    24,753,357        76,172      1,276,190       (3,030,250)     23,128,930

Net (decrease) increase in
     shareholders' equity resulting
     from operations                                                     (2,584,282)    (3,289,935)      (8,492,858)    (14,367,075)

Dividends paid                                                                          (1,276,189)                      (1,276,189)

Reclassification
     as described in Note 3                                (1,770,659)    2,612,856       (842,197)                              --
                                    ---------  --------  ------------   -----------    -----------     ------------    ------------

Balance - March 31, 2002            5,346,684    53,461    22,982,698       104,746     (4,132,131)     (11,523,108)      7,485,666

Net (decrease) increase in
     shareholders' equity resulting
     from operations                                                     (3,356,288)        16,407       (2,654,690)     (5,994,571)

Reclassification
     as described in Note 3                                (3,273,528)    3,251,542         21,986                               --
                                    ---------  --------  ------------   -----------    -----------     ------------    ------------

Balance - March 31, 2003            5,346,684  $ 53,461  $ 19,709,170   $        --    $(4,093,738)    $(14,177,798)   $  1,491,095
                                    =========  ========  ============   ===========    ===========     ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                           Years ended March 31,
                                                                                --------------------------------------------
                                                                                    2003            2002            2001*
                                                                                ------------    ------------    ------------
Operating activities:
    Net decrease in shareholders' equity resulting from operations .........    $ (5,994,571)   $(14,367,075)   $(70,593,176)
    Adjustments to reconcile net decrease in shareholders' equity resulting from operations to net cash used in operating activities:
         Realized (gains) losses on investments, net .......................         (16,407)      3,289,935      (1,282,344)
         Stock dividends reinvested ........................................              --              --         (18,130)
         Change in unrealized depreciation of investments ..................       2,692,012       8,395,076      69,881,908
         Change in unrealized (appreciation) depreciation of
           short-term marketable securities ................................         (37,322)         97,782         (53,241)
         Depreciation and amortization of fixed assets .....................           5,685           6,862           6,020
         Accretion of interest to face value of notes ......................        (115,147)             --              --
         Amortization of debenture costs ...................................         574,428          78,496          80,997
         Accretion of subordinated debentures ..............................              --              --          23,823
         Decrease (increase) in receivable from broker .....................              --          46,599         (46,599)
         Decrease (increase) in accrued interest receivable ................          74,529        (152,927)        (60,803)
         (Increase) decrease in other assets ...............................         (49,519)         (9,244)         83,679
         (Decrease) increase in income taxes payable .......................              --         (23,404)         23,404
         (Decrease) in deferred income .....................................              --              --          (4,612)
         Increase (decrease) in accrued expenses ...........................          23,637          33,459        (206,511)
                                                                                ------------    ------------    ------------
              Net cash used in operating activities ........................      (2,842,675)     (2,604,441)     (2,165,585)
                                                                                ------------    ------------    ------------

Investing activities:
    Purchases of short-term marketable securities ..........................      (6,487,954)    (13,735,656)    (15,809,113)
    Proceeds from the maturity of short-term marketable securities .........      15,808,742      16,732,951              --
    Proceeds from recovery of bad debt .....................................              --              --          12,846
    Proceeds from sale of equity interests and return of capital ...........         920,337       4,524,282      12,085,228
    Investments originated .................................................      (7,618,912)       (367,676)     (9,637,953)
    Proceeds from collection of loans ......................................         199,679         102,105       1,343,242
    Net premiums received from option contracts ............................              --              --         112,323
    Acquisition of fixed assets ............................................              --         (11,724)         (7,509)
                                                                                ------------    ------------    ------------
              Net cash provided by (used in) investing activities ..........       2,821,892       7,244,282     (11,900,936)
                                                                                ------------    ------------    ------------

Financing activities:
    Proceeds from debentures payable to the SBA ............................              --              --       5,000,000
    Repayment of debentures payable to the SBA .............................              --        (900,000)       (300,000)
    Repayment of subordinated debentures ...................................              --              --      (1,089,000)
    Debenture costs paid ...................................................              --         (40,000)       (175,000)
    Dividends paid .........................................................              --      (1,276,189)             --
    Payment of Federal income tax - deemed distribution ....................              --              --     (10,690,254)
                                                                                ------------    ------------    ------------
              Net cash used in financing activities ........................              --      (2,216,189)     (7,254,254)
                                                                                ------------    ------------    ------------
               (Decrease) increase in cash and cash equivalents ............         (20,783)      2,423,652     (21,320,775)
    Cash and cash equivalents - beginning of year ..........................       4,416,989       1,993,337      23,314,112
                                                                                ------------    ------------    ------------
              Cash and cash equivalents - end of year ......................    $  4,396,206    $  4,416,989    $  1,993,337
                                                                                ============    ============    ============

Supplemental disclosures of cash flow information:
    Cash paid for interest .................................................    $  1,878,483    $  1,889,523    $  1,740,843
                                                                                ============    ============    ============
Supplemental schedule of non-cash investing and financing activities:
    Conversion of loans and notes receivable into equity interests .........    $      3,125    $     18,370    $  2,714,167
                                                                                ------------    ------------    ------------
    Receivable from escrow account .........................................    $         --    $    197,369    $         --
                                                                                ------------    ------------    ------------

* Certain prior year amounts have been reclassified to conform with the 2003 presentation.

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                              FINANCIAL HIGHLIGHTS

                                                                       Years ended March 31,
                                                                    --------------------------
                                                                        2003           2002
                                                                    -----------    -----------
Per Share Operating Performance

Shareholders' equity, beginning of period ........................  $      1.40    $      4.33
                                                                    -----------    -----------

Investment loss - net ............................................        (0.63)         (0.48)

Net realized and unrealized (loss) gain
on investments ...................................................        (0.49)         (2.21)
                                                                    -----------    -----------

Total from investment operations .................................        (1.12)         (2.69)
                                                                    -----------    -----------

Dividends paid ...................................................           --          (0.24)
                                                                    -----------    -----------

Shareholders' equity, end of year ................................  $       .28    $      1.40
                                                                    ===========    ===========

Per share market value, end of year ..............................  $       .36    $      1.37
                                                                    ===========    ===========

Shares outstanding, end of year ..................................    5,346,084      5,346,084
                                                                    ===========    ===========

Ratio/Supplemental Data

Shareholders' equity, end of period ..............................  $ 1,491,095    $ 7,485,666

Ratio of investment expenses to average shareholders' equity .....        94.03%         22.25%

Ratio of investment loss, net to average shareholders' equity ....        77.24%         15.77%

                             WINFIELD CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    Years Ended March 31, 2003, 2002 and 2001

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

            The Company uses funds borrowed from the SBA, together with its own capital, to provide loans to, and make equity investments in, independently owned and operated business concerns that, in accordance with SBA Regulations, (i) do not have a net worth in excess of $18 million and do not have average net income after Federal income taxes for the preceding two years of more than $6 million, or (ii) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which such concerns are primarily engaged ("Eligible Concerns"). The Company invests in all kinds and classes of securities of portfolio companies, including, but not limited to, notes and bonds; straight, senior, subordinated, convertible and interest-paying debentures; preferred stock; common stock; and options and warrants to purchase the foregoing. The Company seeks both current income and long-term growth in the value of its assets. The Company's investments are made, with the intention of having loans repaid within five years and equity investments liquidated within 5 to 10 years. Situations may arise, however, where the Company may hold an equity interest for a shorter or longer period.

2.    Basis of Presentation

            On April 11, 2003, the Company received notice from the Nasdaq Stock Market, Inc. that effective April 15, 2003 the Company's securities will be delisted from the Nasdaq SmallCap Market. The Company's securities are eligible for quotation on the OTC Bulletin Board effective April 15, 2003 with the assigned symbol "WCAP" (see Note 10).

            On April 30, 2003, the SBA notified the Company that it is no longer in compliance with the SBA's capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. Based on this non-compliance, the SBA has accelerated the maturity date of the Company's debentures to a single demand note including accrued interest. Interest payments are no longer due on a semiannual basis, but interest continues to accrue. In addition, the SBA has transferred the Company to the SBA's Office of Liquidation where any new investments and material expenses are subject to prior SBA approval. The SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver.

            These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve of the proposed plan. In addition, the Company continues to pursue alternatives to cure its impairment under the SBA regulations such as raising additional financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

      the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. The Company cannot be certain that additional equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company. As such, no assurance can be made that the Company will be successful in its ability to consummate or implement these or any other strategic alternatives.

3.    Summary of Significant Accounting Policies:

      Valuation of Investments

            Securities that are traded on a securities exchange or the Nasdaq National Market, which are not restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date.

            In the fiscal year ended March 31, 2002, the Company, in accordance with the Securities and Exchange Commission Guidelines and the AICPA Audit of Investment Companies Guide, eliminated the blockage discount in calculating the fair market value of its portfolio securities listed on national exchanges. If the Company had not changed its method of estimating the fair market value of its portfolio securities, the additional loss for the fiscal year 2002 would have been $179,220, or an additional loss of $.03 per share.

            The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 30%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement and trading history of the portfolio company. In some cases, a discount of greater than 30% may be used based upon applicable factors including, but not limited to: 1) whether the portfolio company will be financially solvent at the time such restricted securities become freely tradable, 2) whether the Company has knowledge of material non-public information about the portfolio company which it is not at liberty to disclose in connection with its sale of the securities of such portfolio company and 3) the risk that the portfolio company's securities might be delisted from an exchange or automated trading market with published trading reports. Investments in restricted securities, which have been subjected to a discount as determined by the Board of Directors amounted to $117,940 and $0 as of March 31, 2003 and 2002, respectively.

            Loans and assets acquired in liquidation for which no public market exists are stated at "fair value" as determined in good faith by the Board of Directors. The carrying values of loans to small business concerns are based on the Board of Directors' evaluation of the financial condition of the borrowers and/or the underlying collateral. The values assigned are considered to be amounts which could be realized in the normal course of business, which anticipates the Company holding the loans to maturity and realizing the face value of the loans. The carrying value of loans normally corresponds to cost less amortized original issue discount, if any, unless adverse factors lead to a determination of value at a lower amount. In such instances, the Company records an increase in unrealized depreciation of investments to reduce the carrying value of such loans to a value, as determined by the Board of Directors.

            Investments in non-public companies securities (including equity investments, warrants and convertible instruments) are recorded at fair value as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

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

            At March 31, 2003 and 2002, the investment portfolio included investments totaling $17,631,300 and $11,835,621, respectively, whose fair values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

            At March 31, 2003 and 2002, all investments were in small business concerns located in the United States of America.

      Realized and Unrealized Gain or Loss

            Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Directors' judgment have become permanently impaired, in whole or in part, are written off, and such amounts are reported as realized losses. For the fiscal years ended March 31, 2003, 2002 and 2001, realized losses from write-offs totaled $182,001, $2,337,716 and $4,179,968, respectively. All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

            At March 31, 2003 and 2002, the aggregate gross unrealized depreciation of investments was $15,171,830 and $11,605,575, respectively, and the aggregate gross unrealized appreciation of investments was $1,001,251 and $127,008, respectively, resulting in a net unrealized depreciation of $14,170,579 and $11,478,567, respectively (excluding unrealized depreciation on short-term marketable securities of $7,219 and $44,541, respectively).

      Description of Loan Terms

            The Company's loans to small business concerns range up to approximately $5,400,000 in size, typically have a five-year maturity, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions.

            The loans bear interest at rates ranging from 6.0% to 19.0%, per annum. Interest is payable in monthly, quarterly, or semi-annual installments with principal payments payable either over

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

      the term of the loan or at maturity. These loans are generally collateralized by the assets of the borrower, certain of which are subject to prior liens, and/or guarantees. The Company seeks to maximize the difference, or "spread," between the rate at which it borrows funds from the SBA and the rate at which it lends these funds to small business concerns. Interest rates are subject to a cap determined by the SBA.

            The Company also participates in syndicated loans.

      Option Contracts - Derivatives

            The Company adopted Statement of Financial Accounting Standards No. 133 as amended by Statements No. 137 and No. 138, Accounting for Derivative Instruments and Hedging Activities, (referred to hereafter as "SFAS 133"), on January 1, 2001. At that time, the Company did not have any derivatives. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet and measure those financial instruments at fair value. All changes in the fair market value of financial instruments are included as changes in the unrealized appreciation or depreciation of investments in the statements of operations.

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

      Short-term Marketable Securities

            Short-term marketable securities are carried at fair value. Interest income earned on short-term marketable securities for the fiscal year ended March 31, 2003, 2002 and 2001, was $238,484, $821,713, and $130,894,
      respectively.

      Deferred Debenture Costs

            SBA debenture costs are amortized over ten years, which represents the terms of the SBA debentures. See Note 5.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

      Revenue Recognition

            Interest income is recognized as it is earned on short-term marketable securities and debt investments. Dividend income from equity investments is recognized as of the ex-dividend date.

      Deferred Income

            Loan origination fees paid to the Company are deferred and amortized over the terms of the respective loans. Upon prepayment of loans, any unamortized portion of the loan origination fees are recognized.

      Furniture and Equipment

            Furniture and equipment are carried at cost. The Company depreciates furniture and office equipment over an estimated useful life of 10 years using the straight-line method except for computer equipment which is depreciated under an accelerated method over five years.

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

      compensation cost has been recognized in connection with the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" (see Note 7).

            Had the Company measured compensation expense under SFAS No. 123, there would be no material impact to the net decrease in shareholders' equity resulting from operations or the per share net decrease in shareholders' equity resulting from operations for the years ended March 31, 2003, 2002 and 2001. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                  Years Ended March 31,
                                                     -----------------------------------------------
                                                          2003             2002             2001

Net decrease in shareholders' equity, as reported    $  (5,994,571)   $ (14,367,075)   $ (70,593,176)
Deduct: Total stock-based employee compensation
    determined under fair value based method for
    all awards, net of related tax effects                      --          (17,628)              --

                                                     -------------    -------------    -------------
Pro forma net decrease in shareholders' equity          (5,994,571)     (14,384,703)     (70,593,176)

    Basis - as reported                              $       (1.12)   $       (2.69)   $      (13.20)

    Basis - pro forma                                $       (1.12)   $       (2.69)   $      (13.20)

            The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal year ended 2002 - expected volatility was 132%; risk-free interest rate of approximately 4.3%; and expected lives ranging from 3 to 6 years.

      Per Share Data

            Under SFAS No. 128 "Earnings Per Share", net increase (decrease) in shareholders' equity per share is computed by dividing net increase (decrease) in shareholders' equity resulting from operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

      Risks and Uncertainties

            The Company is engaged in a high-risk business. Loans and other investments to small business concerns are extremely speculative. Most of such small business concerns are privately held. Even if a public market for the securities of such concerns exists, the loans and other securities purchased by the Company are often restricted against sale or other transfer for specified periods of time. Thus, such loans and other investments have little, if any, liquidity, and the Company must bear significantly larger risks, including possible losses on such investments, than would be the case with traditional investment companies. The market value of public

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

      securities may fluctuate significantly in response to factors, which are beyond the Company's control.

            In addition, see Note 2 with regard to certain uncertainties.

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

      New Accounting Pronouncements

            In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires guarantors to recognize a liability, at the inception of a guarantee issued or modified after December 31, 2002, of the obligation it has undertaken in issuing the guarantee. The Company has no guarantees that meet the definition of FIN 45.

            In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (FAS) No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" ("FAS 148"). This Statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company has adopted the disclosure provisions of FAS 148.

4.    Fair Value of Financial Instruments:

      Short-term marketable securities

      As of March 31, 2003 and 2002, short-term marketable securities consisted of the following:

                                                              March 31,
                                                     ---------------------------
                                                         2003            2002
                                                     -----------     -----------
      U.S. Government obligations ..............     $ 1,299,597     $ 6,073,735
      Certificates of deposit ..................       2,154,629       6,679,443
                                                     -----------     -----------
                                                     $ 3,454,226     $12,753,178
                                                     ===========     ===========

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

            As of March 31, 2003 and 2002, unrealized depreciation on short-term marketable securities was $7,219 and $44,541, respectively.

      Debentures payable to the U.S. Small Business Administration

            The carrying amount of the Company's debentures payable to the SBA approximates fair value.

      Option Contracts

            Beginning in January 2001, the Company utilized put and call option contracts to minimize market risks of its investments in publicly held companies. All option contracts entered into in the fiscal year ended March 31, 2001 are presented at fair value based on the market price of exchange-listed options. The unrealized net appreciation was $842,726 on these option contracts for the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2002, all option contracts became due. As of March 31, 2003, the Company has no option contracts outstanding as part of its portfolio.

5.    Debentures Payable to the U.S. Small Business Administration:

            Debentures payable to the SBA at March 31, 2003, with interest payable semi-annually, consisted of the following:

                                                                 Interest Rate
        Amount                                     Due Date       (per annum)
      -----------                                ------------  -----------------

      $   750,000 ...............................  9/1/2005         6.875%
          600,000 ...............................  9/1/2005         6.875%
        5,000,000 ...............................  6/1/2006         7.710%
        3,000,000 ...............................  3/1/2009         6.240%
        4,000,000 ...............................  3/1/2009         6.240%
        3,000,000 ...............................  9/1/2009         7.220%
        3,300,000 ...............................  3/1/2010         7.640%
        5,000,000 ...............................  3/1/2011         6.353%
      -----------
      $24,650,000
      ===========

            Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In February 2002, the Company paid a non-refundable commitment fee of $40,000 to the SBA to reserve $4,000,000 of SBA Guaranteed Debentures. As of March 31, 2003, the Company has not drawn down on this commitment. In January 2001, the Company paid non-refundable commitment fees of $150,000 to the SBA to reserve and draw down $5,000,000 of SBA Guaranteed Debentures plus an underwriters fee of $25,000.

            On April 30, 2003, the SBA notified the Company that it is no longer in compliance with the SBA's capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

      Based on this non-compliance, the SBA has accelerated the maturity date of the Company's debentures to a single demand note including accrued interest. Interest payments are no longer due on a semiannual basis but interest continues to accrue. As such, the total remaining balance of debt issuance costs of $496,214 was accelerated at March 31, 2003 due to the acceleration of the indebtedness.

6.    Commitments and Contingencies:

            The Company has an operating lease on its office facility which expires in February 2008. Rent expense was $46,150, $45,291, and $41,817 for the years ended March 31, 2003, 2002 and 2001, respectively. The following are the minimum rental commitments for the next five fiscal years:

      Fiscal Year Ending                                         March 31,
      ------------------                                         ---------
            2004 .............................................      43,429
            2005 .............................................      47,624
            2006 .............................................      47,421
            2007 .............................................      51,220
            2008 .............................................      48,644
                                                                 ---------
                                                                 $ 238,338
                                                                 =========

            In November 2000, the Company entered into employment agreements with two officers, which expired on October 31, 2002. The agreements provided for aggregate compensation of $541,080 and $568,134 in 2002 and 2001, respectively. During fiscal year 2003, only one of the agreements was extended. The agreement has been extended for two years at a compensation of $306,180 per annum.

7.    Stock Option Plan:

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

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

            The Plan also provides that shares of restricted Common Stock may be granted to eligible employees on such terms and in such amounts as the Committee determines. Such shares of Common Stock will be issued under a written agreement, which will contain restrictions on transfers thereof as may be required by law and as the Committee may determine in its discretion.

            The Plan will terminate when there have been granted shares of Common Stock and options on the total number of shares authorized by the Plan or by action of the Board of Directors, but in no event later than June 12, 2005. The authorized number of shares may be increased, and the Plan's date of termination may be extended, only by shareholder action.

            Stock option activity for the past three years has been as follows:

                                                 2003                   2002                   2001
                                         --------------------  ---------------------  ---------------------
                                                    Average                Average                Average
                                                    Exercise               Exercise               Exercise
                                         Shares      Price      Shares      Price      Shares      Price
                                        --------   ----------  --------   ----------  --------   ----------

Balance, beginning of fiscal year ....   874,563    $  1.19     862,563    $  1.17     862,563    $  1.17
Granted ..............................        --                 12,000       1.68          --
Exercised ............................        --                     --                     --
Expired ..............................        --                     --                     --
                                        --------               --------               --------
Balance, end of fiscal year ..........   874,563       1.19     874,563       1.19     862,563       1.17
                                        ========               ========               ========
Options exercisable
    at end of fiscal year ............   778,563    $  1.14     778,563    $  1.14     778,563    $  1.14
                                        ========               ========               ========

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

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

            The following table summarizes information about the stock options outstanding as of March 31, 2003:

                                                             Options
                            Options Outstanding            Exercisable
                     --------------------------------      -----------
                                        Weighted-
                                         average
      Exercise         Number           remaining            Number
       Price         outstanding     contractual life      exercisable
      --------       -----------     ----------------      -----------

       $ 1.11          464,277             4.99              404,277
       $ 1.16          366,286             2.13              366,286
       $ 1.50            4,000             4.14                4,000
       $ 1.53           20,000             3.92                4,000
       $ 1.68           12,000             3.70                   --
       $ 5.00            8,000             0.59                   --
                      --------                              --------
                       874,563                               778,563
                      ========                              ========

8.    Concentration of Credit and Market Risk:

            Financial instruments that potentially subject the Company to concentrations of credit risk consisted of cash and cash equivalents and short-term marketable securities of $7,850,432 and $17,170,167 at March 31, 2003 and 2002, respectively. Cash is invested with banks in amounts, which, at times, exceed insurable limits. Short-term marketable securities are invested in U.S. government obligations and certificates of deposits.

            As of March 31, 2003, 87% of the Company's total investment value was held in seven notes and equity securities, Accent Optical Technologies, Inc., Engenia Software, Inc., Evoke Software Corporation, Open Solutions, Inc., Petroleum Place, Inc., Comdial Corporation, and J.L. French Automotive Castings, Inc. As of March 31, 2002, 71% of the Company's total investment value was held in six equity securities, Accent Optical Technologies, Inc., Commerce One, Inc., Engenia Software, Inc., Evoke Software Corporation, Open Solutions, Inc. and Petroleum Place, Inc.

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

9.    Loss Per Common Share:

            The reconciliation of basic and diluted loss per common share computation is as follows:

                                                                         Years Ended March 31,
                                                               ------------------------------------------
                                                                   2003           2002           2001
                                                               ------------   ------------   ------------

Net (loss) earnings available for common stock
    equivalent shares deemed to have a dilutive effect .....   $ (5,994,571)  $(14,367,075)  $(70,593,176)
                                                               ============   ============   ============

Per share net (decrease) increase in shareholders'
    equity resulting from operations
    Basic ..................................................   $      (1.12)  $      (2.69)  $     (13.20)
                                                               ============   ============   ============
    Diluted ................................................   $      (1.12)  $      (2.69)  $     (13.20)
                                                               ============   ============   ============

Shares used in computation:
    Basic
       Weighted average common shares ......................      5,346,084      5,346,084      5,346,084
                                                               ============   ============   ------------
    Diluted:
       Weighted average common shares ......................      5,346,084      5,346,084      5,346,084
                                                               ============   ============   ============
       Common stock equivalents ............................        (A)            (A)            (A)
                                                               ------------   ------------   ------------

                                                                  5,346,084      5,346,084      5,346,084
                                                               ============   ============   ============

     (A) For the years ended March 31, 2003, 2002 and 2001, the effect of exercising the outstanding stock options would have been anti-dilutive and, therefore, the use of common stock equivalent shares was not considered.

10.   Nasdaq Stock Market, Inc. ("Nasdaq") Letters and Delisting:

            On June 17, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule") on the Nasdaq National Market.

            On July 23, 2002, the Company received notice from Nasdaq that for the preceding 10 consecutive trading days, the Company's common stock had not maintained the minimum $1.00 per share as required for continued inclusion by Marketplace Rule 4450(a)(5) (the 'Rule') on the Nasdaq National Market.

            On September 25, 2002, the Company was notified that the staff of the Nasdaq Listing Qualifications Department had approved the Company's application to transfer the listing of its common stock $0.01 par value, from the Nasdaq National Market to the Nasdaq SmallCap Market.

            On January 22, 2003, the Company received a determination of the staff (the "Staff Determination") of the Nasdaq Listing Qualifications Department (the "Staff") indicating that the Company failed to comply with the minimum bid price of its common stock requirement for

                             WINFIELD CAPITAL CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                    Years Ended March 31, 2003, 2002 and 2001

      continued listing set forth in Marketplace Rule 4450 (a)(5) and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 31, 2003. The Company was granted a hearing on March 6, 2003 before a Nasdaq Listing Qualification Panel (the "Panel") to review the Staff Determination. This hearing stayed the delisting of the Company's common stock pending the Panel's decision.

            On April 11, 2003, effective April 15, 2003, the Company received notice from Nasdaq that the Company's securities were delisted from the Nasdaq SmallCap Market. The Company's securities are eligible for quotation on the OTC Bulletin Board effective April 15, 2003 with the assigned symbol "WCAP".

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 March 31, 2003

Loans and Notes Receivable

                                                                           Loan
                                                                         Maturity     Interest                   Fair       % of Net
                Company Name                            Industry           Date       Rate (%)      Cost         Value       Assets
----------------------------------------------    --------------------   ---------    --------   -----------   ----------   --------

Loans
D&S Diner Rte 7 Cobleskill Diner Corp. (a)(b)     Restaurant             16-Oct-00      16.25    $    24,049   $       --      0.0%
H. Lockings Corp.                                 Food Service           19-Jul-95      16.25         21,450       21,450      1.4%
Horizon Medical Products, Inc.                    Medical Devices        16-Mar-04       6.00        246,875      246,875     16.6%
HPA Monon Corp. (a)(c)                            Trailer Manufacturer   15-May-02      12.00      2,000,000           --      0.0%
No-Name Deli/Grocery, Inc. (a)(b)                 Food Service           1-Aug-93       16.50        131,747      161,746     10.8%
Phone Management Enterprises, Inc. (a)            Communication          18-Sep-01       None         61,655           --      0.0%
Comdial Corporation                               Communication          27-Sep-05      12.00      1,955,835    1,955,835    131.2%
J.L. French Automotive Castings, Inc.             Automotive             31-Dec-07      19.00      5,532,614    5,532,614    371.0%
Engenia Software, Inc.                            Software Design        30-Sep-03       8.00         90,753       90,753      6.1%

Notes Receivable
Gabriel Lamanna                                   Real Estate            1-Mar-04       11.50         20,023       20,023      1.3%
957 South Elmora, Inc. (a)                        Real Estate            1-Dec-04        6.68         85,678       85,678      5.7%
John Papakonstantis                               Restaurant             17-Jul-17      10.00         56,547       56,547      3.8%
Vassar Development Corp.                          Real Estate            7-Apr-03       10.00        138,135      200,000     13.4%
                                                                                                 -----------   ----------   ------
       Total Loans and Notes Receivable                                                          $10,365,361   $8,371,521    561.3%
                                                                                                 ===========   ==========   ======

----------
(a)   non-income producing or past due as to required principal and/or interest

(b)   foreclosed upon

(c)   declared Chapter 7 bankruptcy

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 March 31, 2002

Loans and Notes Receivable

                                                                          Loan
                                                                        Maturity     Interest                    Fair      % of Net
                Company Name                          Industry            Date       Rate (%)      Cost          Value      Assets
----------------------------------------------   --------------------   ---------    --------   -----------   -----------  --------

Loans
D&S Diner Rte 7 Cobleskill Diner Corp. (a)(b)    Restaurant             16-Oct-00      16.25    $    24,049   $        --     0.0%
H. Lockings Corp.                                Food Service           19-Jul-95      16.25         22,834        22,834     0.3%
Horizon Medical Products, Inc.                   Medical Devices        16-Mar-04       6.00        250,000       250,000     3.3%
HPA Monon Corp.                                  Trailer Manufacturer   15-May-02      12.00      2,000,000       320,000     4.3%
No-Name Deli/Grocery, Inc. (a)                   Food Service           1-Aug-93       16.50        189,875       189,875     2.5%
Phone Management Enterprises, Inc. (a)           Communication          18-Sep-01       None         61,655            --     0.0%
Senior Housing Concepts                          Assisted Living        9-Sep-01       18.00        120,000       120,000     1.6%

Notes Receivable
Gabriel Lamanna                                  Real Estate            1-Mar-04       11.50         37,881        37,881     0.5%
957 South Elmora, Inc. (a)                       Real Estate            1-Dec-04        7.50         70,416        70,416     0.9%
Vassar Development Corp.                         Real Estate            7-Apr-03       10.00        165,881       165,881     2.2%
                                                                                                -----------   -----------   -----
       Total Loans and Notes Receivable                                                         $ 2,942,591   $ 1,176,887    15.7%
                                                                                                ===========   ===========   =====

----------
(a)   non-income producing or past due as to required principal and/or interest

(b)   foreclosed upon

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 March 31, 2003

Equity Interests



            Company Name                           Industry                                Number of Shares
-------------------------------------   -----------------------------------    -----------------------------------------

Accent Optical Technologies, Inc.       Optoelectronics                        585,366 Shares,
                                                                                Unregistered Series A Preferred Stock

Bigfoot Interactive, Inc.               E-Marketing Services                   177,815 Shares,
  (formerly Big Engines Acquisition                                             Unregistered Series B Preferred Stock
  Corporation)                                                                 127,901 Shares,
                                                                                Unregistered Series C Preferred Stock

Comdial Corporation (a)                 Communication                          352,000 Shares, Common Stock

Commerce One, Inc. (a)                  Enterprise                             25,401 Shares, Common Stock
                                        Procurement Software                   33,112 Shares, Common Stock

Creative Foods, Inc. (a)                Specialty Baking                       Warrant to Purchase Common Stock

divine, inc. (b)                        Collaboration, Interaction             12,342 Shares, Common Stock
                                        & Knowledge Solutions                  3,918 Shares, Common Stock

Engenia Software, Inc.                  Collaborative Services Software        418,680 Shares,
                                                                                Unregistered Series C Preferred Stock

etang.com, Inc.                         Internet Service Provider              11,306 Shares, Unregistered Common Stock

Evoke Software Corporation              Data Management Software               1,219,512 Shares,
                                                                                Unregistered Series E Preferred Stock
                                                                               2,151,470 Shares,
                                                                                Unregisterd Series AA Preferred Stock
                                                                               6,454,409 Shares,
                                                                                Unregisterd Series AA Preferred Stock

Hewlett-Packard Company (a)             Computer Hardware & Storage            27,818 Shares, Common Stock

Homepoint Corporation                   Home Furnishings Management            10,875 Shares,
                                        Software                                Unregistered Series B Preferred Stock

Horizon Medical Products, Inc. (a)      Medical Devices                        312,500 Shares, Common Stock

InfoSpace.com, Inc. (a)                 Internet Infrastructure Services       4,011 Shares, Common Stock
                                                                               501 Shares, Common Stock

Independence Brewing Co. (b)            Brewing                                949,941 Shares, Common Stock

J.L. French Automotive Castings, Inc.   Automotive                             227,869 Warrants to Purchase Common Stock

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

NeoPlanet, Inc.                         Branding Solutions                     62,448 Shares,
                                                                                Unregistered Series B Preferred Stock

Open Solutions, Inc.                    Electronic Commerce Banking            281,116 Shares,
                                        & Enterprise Processing                 Unregistered Series F Preferred Stock
                                        Applications

Petroleum Place, Inc.                   Energy Internet Marketplace            25,372 Shares,
                                        and Portal                               Unregistered Series C Preferred Stock

Pinnacor Inc. (a)                       Digital Content Network                133,333 Common Stock
    (formerly ScreamingMedia, Inc.)                                            31,849 Common Stock

Primedia Inc. (a)                       Special Interest Magazine Publisher    27,667 Shares, Common Stock

Streaming Media Corporation             Rich Media Delivery                    586,667 Shares,
    (formerly e-Media, Inc.)                                                    Unregistered Series A Preferred Stock

U.S. Wireless Data, Inc. (a)            Internet-based Wireless                83,333 Shares, Common Stock
                                        Transaction Processing

   Total Equity Interests



                                           Cost or                       % of
                                         Contributed        Fair          Net
            Company Name                    Value           Value        Assets
-------------------------------------    ------------    ------------   --------

Accent Optical Technologies, Inc.        $  1,200,000    $  1,200,000     80.5%



Bigfoot Interactive, Inc.                      518,364         185,369     12.4%
  (formerly Big Engines Acquisition
  Corporation)


Comdial Corporation (a)                       103,680          75,429      5.1%

Commerce One, Inc. (a)                        295,359          42,420      2.8%
                                              499,998          55,297      3.7%

Creative Foods, Inc. (a)                           --             886      0.1%

divine, inc. (b)                              500,000              --      0.0%
                                            1,274,422              --      0.0%

Engenia Software, Inc.                      2,600,002       1,300,002     87.2%


etang.com, Inc.                               412,504              --      0.0%

Evoke Software Corporation                  2,500,000       1,250,000     83.8%

                                               47,840          47,840      3.2%

                                               59,087          59,087      4.0%

                                              491,882         432,570     29.0%
Hewlett-Packard Company (a)

Homepoint Corporation                         682,852         105,000      7.0%


Horizon Medical Products, Inc. (a)              3,125          41,625      2.8%

InfoSpace.com, Inc. (a)                       400,129          43,439      2.9%
                                               50,000           5,426      0.4%

Independence Brewing Co. (b)                    4,755              --      0.0%

J.L. French Automotive Castings, Inc.           2,800           2,800      0.2%

MarketFirst Software, Inc.                    999,908              --      0.0%


myGeek.com, Inc.                            1,000,000         100,000      6.7%


NeoPlanet, Inc.                               750,000          19,689      1.3%


Open Solutions, Inc.                        2,620,000       3,490,000     234.1%



Petroleum Place, Inc.                       1,499,992       1,499,992     100.6%


Pinnacor Inc. (a)                             470,400         138,266       9.3%
    (formerly ScreamingMedia, Inc.)           185,043          38,856       2.6%

Primedia Inc. (a)                             500,000          67,784       4.5%

Streaming Media Corporation                 2,200,000              --       0.0%
    (formerly e-Media, Inc.)

U.S. Wireless Data, Inc. (a)                  500,000          18,332       1.2%

                                         ------------    ------------    ------
   Total Equity Interests                $ 22,372,142    $ 10,220,109     685.4%
                                         ============    ============    ======

----------

(a)   Publicly traded at March 31, 2003

(b)   Delisted at March 31, 2003

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 March 31, 2002

Equity Interests



            Company Name                             Industry                                 Number of Shares
-------------------------------------  -------------------------------------   ----------------------------------------

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

National Center Residences, LLC        Dormitory Management                    Preferred Return Units

NeoPlanet, Inc.                        Branding Solutions                      62,448 Shares,
                                                                                Unregistered Series B Preferred Stock

Open Solutions, Inc.                   Electronic Commerce Banking             281,116 Shares,
                                       & Enterprise Processing                  Unregistered Series F Preferred Stock
                                       Applications

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

ScreamingMedia Inc. (a)                Digital Content Network                 113,333 Shares, Common Stock
                                                                               31,849 Shares, Common Stock

Streaming Media Corporation            Rich Media Delivery                     586,667 Shares,
    (formerly e-Media, Inc.)                                                    Unregistered Series A Preferred Stock

Styleclick, Inc. (a)                   Web Design & Merchandising              Warrant to Purchase Common Stock

U.S. Wireless Data, Inc. (a)           Internet-based Wireless                 83,333 Shares, Restricted Common Stock
                                       Transaction Processing

   Total Equity Interests



                                          Cost or                        % of
                                        Contributed        Fair           Net
            Company Name                   Value           Value         Assets
-------------------------------------   ------------    ------------    --------

Accent Optical Technologies, Inc.       $  1,200,000    $  1,200,000      16.0%


Bigfoot Interactive, Inc.                    518,364         185,369       2.5%
  (formerly Big Engines Acquisition
  Corporation)

Commerce One, Inc. (a)                       295,359         396,268       5.3%
                                             499,998         516,560       6.9%

Creative Foods, Inc. (a)                          --           2,364       0.0%

divine, inc. (a)                             500,000         154,271       2.1%
                                           1,274,422          48,966       0.7%

Engenia Software, Inc.                     2,600,002       2,600,002      34.7%


etang.com, Inc.                              412,504              --       0.0%

Evoke Software Corporation                 2,500,000       1,250,000      16.7%


HPA Monon Corp.
                                                  --              --       0.0%

Hewlett-Packard Company (a)                  491,882         499,055       6.7%

Homepoint Corporation                        725,036         153,595       2.1%


InfoSpace.com, Inc. (a)                      400,129          60,976       0.8%
                                              50,000           7,618       0.1%

Independence Brewing Co. (a)                   4,755              --       0.0%

MarketFirst Software, Inc.                   999,908         499,908       6.7%


myGeek.com, Inc.                           1,000,000         100,000       1.3%


National Center Residences, LLC              142,830         142,830       1.9%

NeoPlanet, Inc.                              750,000          19,689       0.3%


Open Solutions, Inc.                       2,620,000       2,620,000      35.0%



Petroleum Place, Inc.                      1,499,992       1,499,992      20.0%


Primedia Inc. (a)                            500,000          87,704       1.2%

ScreamingMedia Inc. (a)                      470,400         247,066       3.3%
                                             185,043          69,431       0.9%

Streaming Media Corporation                2,200,000         220,000       2.9%
    (formerly e-Media, Inc.)

Styleclick, Inc. (a)                              --              --       0.0%

U.S. Wireless Data, Inc. (a)                 500,000         203,333       2.7%

                                        ------------    ------------    ------
   Total Equity Interests               $ 22,340,624    $ 12,784,997     170.8%
                                        ============    ============    ======

----------
(a)   Publicly traded at March 31, 2002

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                             March 31, 2003 and 2002

Assets Acquired in Liquidation

                                                         March 31, 2003
                                                 ------------------------------
                                                             Fair      % of Net
Company Name                                       Cost      Value      Assets
------------                                     --------   --------   --------

Suburban Enterprises, Inc. ...................     24,707         --        0.0%
                                                 --------   --------   --------
Total Assets Acquired in Liquidation .........   $ 24,707   $     --        0.0%
                                                 ========   ========   ========

                                                         March 31, 2002
                                                 ------------------------------
                                                             Fair      % of Net
Company Name                                       Cost      Value      Assets
------------                                     --------   --------   --------

Maypat Realty Corp. ..........................   $162,063   $ 77,063        1.0%
The Partition Corp. ..........................    137,816     90,287        1.2%
Suburban Enterprises, Inc. ...................     24,707         --        0.0%
                                                 --------   --------   --------
Total Assets Acquired in Liquidation .........   $324,586   $167,350        2.2%
                                                 ========   ========   ========