Form 10-Q
period 2003-06-30
WINFIELD CAPITAL CORP
filed 2003-08-13
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                          OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.

   Incorporated in the                        IRS Employer Identification Number
    State of New York                                      13-2704241

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

                              Yes |X|   No  |_|

Registrant had 5,346,084 shares of common stock outstanding as of June 30, 2003.

--------------------------------------------------------------------------------

                           This report consists of 20 pages

                           Form 10-Q Quarterly Report

                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Statements of Operations -
           Three Months ended June 30, 2003
           and 2002                                                          3

          Condensed Balance Sheets - as of
           June 30, 2003 and March 31, 2003                                4-5

          Condensed Statements of Cash Flows -
           Three Months Ended June 30, 2003
           and 2002                                                          6

          Notes to Condensed Financial Statements                          7-9

Item 2. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                 10-12

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                             12-13

Item 4. Controls and Procedures                                             13

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    14

Exhibit 31.1 - Section 302 Officer Certification                         15-16

Exhibit 31.2 - Section 302 Officer Certification                         17-18

Exhibit 32.1 - Section 906 Officer Certification                            19

Exhibit 32.2 - Section 906 Officer Certification                            20

Item 1.

                               WINFIELD CAPITAL CORP.
                         CONDENSED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                            June 30,
                                                                    2003              2002
                                                                -----------       -----------
Investment income
    Interest from small business concerns                       $   343,177       $    16,943
    Interest from invested idle funds                                23,325           120,543
    Other income                                                      2,625             2,225
                                                                -----------       -----------

                  Total investment income                           369,127           139,711
                                                                -----------       -----------

Expenses
    Interest                                                        438,955           438,955
    Payroll and payroll-related expenses                            152,430           215,561
    General and administrative expenses                              94,560            82,933
    Other operating expenses                                         83,308            73,993
                                                                -----------       -----------

                  Total investment expenses                         769,253           811,442
                                                                -----------       -----------

                  Investment loss - net                            (400,126)         (671,731)

Realized gain (loss) on investments                                  91,037           (45,423)
Change in unrealized depreciation of
    investments                                                     485,847        (1,190,975)
                                                                -----------       -----------

                  Net increase (decrease) in shareholders'
                   equity resulting from operations             $   176,758       ($1,908,129)
                                                                ===========       ===========

Per share net increase (decrease) in
    shareholders equity resulting from operations

Basic                                                           $      0.03       ($     0.36)
                                                                ===========       ===========

Diluted                                                         $      0.03       ($     0.36)
                                                                ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    June 30,           March 31,
                                                      2003               2003
                                                  -----------        -----------
Investments at value:
Loans and notes receivable                        $ 8,160,200        $ 8,371,521
Equity interests in small business
  concerns                                        $10,787,562         10,220,109
                                                  -----------        -----------

         Total investments                         18,947,762         18,591,630

Cash and cash equivalents                           5,803,477          4,396,206
Short-term marketable securities                    2,146,865          3,454,226
Accrued interest receivable                           247,520             85,276
Furniture and equipment (net of
  accumulated depreciation of
  $43,157 at June 30, 2003
  and $41,880 at March 31, 2003)                       11,969             13,246

Other assets                                           71,411            115,670
                                                  -----------        -----------

         Total assets                             $27,229,004        $26,656,254
                                                  ===========        ===========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    June 30,          March 31,
                                                      2003              2003
                                                  ------------      ------------
Liabilities
    Debentures payable to the U.S. Small
      Business Administration                     $ 24,650,000      $ 24,650,000
    Deferred income                                    122,307           129,102
    Accrued expenses                                   788,844           386,057
                                                  ------------      ------------

            Total liabilities                       25,561,151        25,165,159
                                                  ------------      ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value;
        Authorized - 30,000,000 shares;
        Issued and outstanding - 5,346,084
          shares at June 30, 2003 and
           at March 31, 2003                            53,461            53,461
    Additional paid-in capital                      19,709,170        19,709,170
    Accumulated deficit                             (4,402,827)       (4,093,738)
    Unrealized depreciation on investments -
        net                                        (13,691,951)      (14,177,798)
                                                  ------------      ------------

            Total shareholders' equity               1,667,853         1,491,095
                                                  ------------      ------------

            Total liabilities and
             shareholders' equity                 $ 27,229,004      $ 26,656,254
                                                  ============      ============

The accompanying notes are an integral part of these condensed financial statements.

                                 WINFIELD CAPITAL CORP.
                           CONDENSED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             June 30,
                                                       2003             2002
                                                   -----------      -----------
Cash flows from operating activities
  Net increase (decrease) in shareholders'
    equity resulting from operations               $   176,758      ($1,908,129)
  Adjustments to reconcile net increase
    (decrease) in shareholders' equity
    resulting from operations to net cash
    (used in) operating activities
  Amortization of deferred income                       (6,795)              --
  Change in unrealized depreciation
    on investments                                    (485,847)       1,190,975
  Realized (gain) loss on investments                  (91,037)          45,423
  Depreciation and amortization                          1,277            1,421
  Amortization of debenture costs                           --           19,553
  Amortization (accretion) of interest to
    face value of notes and treasury bills             (93,180)          31,719
  Changes in assets and liabilities
    Accrued interest receivable                       (162,244)           5,783
    Other assets                                        44,259           15,523
    Accrued expenses                                   402,787          229,645
                                                   -----------      -----------

Net cash (used in) operating activities               (214,022)        (368,087)
                                                   -----------      -----------

Cash flows from investing activities
  Purchases of short-term marketable
    securities                                              --       (3,334,821)
  Proceeds from short-term marketable
    securities                                       1,300,000        3,718,000
  Proceeds from sale of investments/return
    of capital                                              --          316,521
  Investments originated                                    --          (47,840)
  Proceeds from collection of loans                    321,293           30,192
                                                   -----------      -----------

          Net cash provided by investing
                activities                           1,621,293          682,052
                                                   -----------      -----------

Increase in cash and cash equivalents                1,407,271          313,965

Cash and cash equivalents - beginning
         of period                                   4,396,206        4,416,989
                                                   -----------      -----------

Cash and cash equivalents - end of period          $ 5,803,477      $ 4,730,954
                                                   ===========      ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note - 1    Interim Financial Statements

            The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Note - 2    Earnings (Loss) per Common Share:

            The computation of basic and diluted income (loss) per common share is as follows:

                                                                Three Months Ended
                                                                      June 30,
                                                           ---------------------------
                                                               2003            2002
                                                           -----------     -----------
            Net income (loss) available for
              common stock equivalent shares
              deemed to have a dilutive effect             $   176,758     ($1,908,129)
                                                           ===========     ===========

            Income (loss) per common share
                Basic                                      $      0.03     ($     0.36)
                                                           ===========     ===========
                Diluted                                    $      0.03     ($     0.36)
                                                           ===========     ===========

            Shares used in computation:
                Basic:
                        Weighted average common shares       5,346,084       5,346,084
                                                           ===========     ===========

                 Diluted:
                        Weighted average common shares       5,346,084       5,346,084
                        Common stock equivalents                     A               A
                                                           -----------     -----------

                                                             5,346,084       5,346,084
                                                           ===========     ===========

(A) For the three months ended June 30, 2003 and June 30, 2002 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

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

            These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve of the proposed plan. In addition, the Company continues to pursue alternatives to cure its impairment under the SBA regulations such as raising additional financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. The Company cannot be certain that additional equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company. As such, no assurance can be made that the Company will be successful in its ability to consummate or implement these or any other strategic alternatives.

Note 5 -    The Nasdaq Stock Market, Inc.

            On April 11, 2003, the Company received notice from the Nasdaq Stock Market, Inc. that effective April 15, 2003 the Company's securities were delisted from the Nasdaq Smallcap Market. The Company's securities are quoted on the OTC Bulletin Board effective April 15, 2003 with the assigned symbol "WCAP".

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note - 6    Stock-Based Employee Compensation Plan

            At June 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the three months ended June 30, 2003 and 2002, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

            On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft letter this year that could become effective in 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's financial statements.

Item 2.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2003 and June 30, 2002

Investment Income

Investment income increased by $229,416 to $369,127 for the three month period ended June 30, 2003 from $139,711 for the same period ended June 30, 2002. This primarily reflected an increase in interest from small business concerns of $326,234 as a result of the Company's increased investments in loans. Interest from idle funds decreased by $97,218 as a result of a decrease in interest rates and a decrease in idle funds that were invested.

Interest Expense

Interest expense was $438,955 for the three months ended June 30, 2003.

Operating Expenses

The Company's operating expenses decreased from $372,487 for the three months ended June 30, 2002 to $330,298 for the three months ended June 30, 2003. Payroll and payroll-related expenses decreased by $63,131 due to the resignation of an executive officer effective December 31, 2002, professional fees increased by $17,065 and insurance expense increased by $14,060. There were miscellaneous net decreases of $10,183.

Realized Gain (Loss) on Disposition of Investments

The Company realized a $91,037 gain on the sale of its entire position in one portfolio company in the first quarter of fiscal 2004. In the first quarter of fiscal 2003, the Company realized a $45,423 loss on the sales of its entire equity position in one portfolio company.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Unrealized Depreciation of Investments

There was a decrease in unrealized depreciation of investments of $485,847 (or $484,963 excluding short-term marketable securities) for the three months ended June 30, 2003 compared to an increase in unrealized depreciation of $1,190,975 (or $1,183,698 excluding short-term marketable securities) for the three months ended June 30, 2002, principally related to the increase in fair value of three portfolio securities in the first quarter of fiscal 2004 and the decline in market price of seven portfolio securities in the first quarter of fiscal 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company held cash and short-term marketable securities totaling $7,950,342.

According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company has been notified by the SBA that the Company is no longer in compliance with the SBA's capital impairment requirements and that the SBA has accelerated the maturity date of Winfield Capital's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of June 30, 2003, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Although it has not done so as of the date of this filing, and may not do so, the SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at June 30, 2003. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve of the proposed plan. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and accompanying notes to the financial statements may contain forward-looking statements. For this purpose, any statements contained in this report and accompanying notes to the financial statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "could," "would," "should", "expect," "believe," "anticipate," "estimate," "continue," "provided," or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

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

A portion of the Company's investment portfolio consists of fixed- rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of June 30, 2003, the Company had no publicly-traded debt securities in its portfolio.

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                       CONTINUED & CONTROLS AND PROCEDURES

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of June 30, 2003, the Company had no option contracts outstanding as part of its portfolio.

Item 4.

Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

b.    Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

            a.    Exhibit Index

                  The following Exhibits are filed as part of this Quarterly Report on Form 10-Q.

                  Exhibit No.           Description
                  -----------           -----------

                  31.1 and 31.2         Section 302 Certification

                  32.1 and 32.2         Certifications pursuant to 18 U.S.C.
                                        Section 1350, as adopted pursuant to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002.

            b.    Reports on Form 8-K

                  No reports on Form 8-K were filed during the first quarter of the Registrant's fiscal year ending March 31, 2004.

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

Dated: August 13, 2003