Form 10-Q
period 2003-09-30
WINFIELD CAPITAL CORP
filed 2003-11-13
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                               Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

                               Yes |_|     No |X|

Registrant had 5,346,084 shares of common stock outstanding as of September 30, 2003.

--------------------------------------------------------------------------------

                        This report consists of 26 pages

                           Form 10-Q Quarterly Report

                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Statements of Operations - Six and
          Three Months ended September 30, 2003
          and 2002                                                        3 -  4

        Condensed Balance Sheets - as of
          September 30, 2003 and March 31, 2003                           5 -  6

        Condensed Statements of Cash Flows -
          Six Months Ended September 30, 2003
          and 2002                                                             7

        Notes to Condensed Financial Statements                           8 - 11

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                  12 - 16

Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                              16 - 17

Item 4. Controls and Procedures                                          17 - 18

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities and Use of Proceeds                             18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security
          Holders                                                        18 - 19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      20

SIGNATURES                                                                    20

Exhibit 31.1 - Section 302 Officer Certification                         21 - 22

Exhibit 31.2 - Section 302 Officer Certification                         23 - 24

Exhibit 32.1 - Section 906 Officer Certification                              25

Exhibit 32.2 - Section 906 Officer Certification                              26

Item 1.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                Six Months Ended
                                                                  September 30,
                                                               2003            2002
                                                           -----------     -----------
Investment income
     Interest from small business concerns                 $   699,619     $    30,608
     Interest from invested idle funds                          47,281         256,217
     Other income                                                4,851           5,053
                                                           -----------     -----------
               Total investment income                         751,751         291,878
                                                           -----------     -----------
Expenses
     Interest                                                  921,089         944,849
     Payroll and payroll-related expenses                      303,642         439,089
     General and administrative expenses                       168,820         177,249
     Other operating expenses                                  179,414         188,083
                                                           -----------     -----------
               Total investment expenses                     1,572,965       1,749,270
                                                           -----------     -----------
               Investment loss - net                          (821,214)     (1,457,392)

Realized loss on investments                                   (35,877)        (45,512)
Change in unrealized depreciation of investments             1,310,036      (1,867,056)
                                                           -----------     -----------
               Net increase (decrease) in shareholders'
                 equity resulting from operations          $   452,945     ($3,369,960)
                                                           ===========     ===========
Per share net increase (decrease) in
     shareholders equity resulting from operations

Basic                                                      $      0.08     ($     0.63)
                                                           ===========     ===========
Diluted                                                    $      0.08     ($     0.63)
                                                           ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                               Three Months Ended
                                                                  September 30,
                                                               2003            2002
                                                           -----------     -----------
Investment income
     Interest from small business concerns                 $   356,442     $    13,665
     Interest from invested idle funds                          23,956         135,674
     Other income                                                2,226           2,828
                                                           -----------     -----------
               Total investment income                         382,624         152,167
                                                           -----------     -----------
Expenses
     Interest                                                  482,134         505,894
     Payroll and payroll-related expenses                      151,212         223,528
     General and administrative expenses                        74,260          94,316
     Other operating expenses                                   96,106         114,090
                                                           -----------     -----------
               Total investment expenses                       803,712         937,828
                                                           -----------     -----------
               Investment loss - net                          (421,088)       (785,661)

Realized loss on investments                                  (126,914)            (89)
Change in unrealized depreciation of investments               824,189        (676,081)
                                                           -----------     -----------
               Net increase (decrease) in shareholders'
                 equity resulting from operations          $   276,187     ($1,461,831)
                                                           ===========     ===========
Per share net increase (decrease) in
     shareholders equity resulting from operations

Basic                                                      $      0.05     ($     0.27)
                                                           ===========     ===========
Diluted                                                    $      0.05     ($     0.27)
                                                           ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                     Sept. 30,        March 31,
                                                       2003             2003
                                                    -----------      -----------
Investments at value:
     Loans and notes receivable                     $ 8,220,703      $ 8,371,521
     Equity interests in small business
       concerns                                      10,972,297       10,220,109
                                                    -----------      -----------
               Total investments                     19,193,000       18,591,630

Cash and cash equivalents                             3,360,422        4,396,206
Short-term marketable securities                      1,788,602        3,454,226
Accrued interest receivable                              72,573           85,276
Due from broker                                         122,878               --
Furniture and equipment (net of
  accumulated depreciation of
  $44,434 at September 30, 2003
  and $41,880 at March 31, 2003)                         10,692           13,246

Other assets                                             32,279          115,670
                                                    -----------      -----------
               Total assets                         $24,580,446      $26,656,254
                                                    ===========      ===========

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    Sept. 30,        March 31,
                                                      2003             2003
                                                  ------------     ------------
Liabilities
  Debentures payable to the U.S. Small
  Business Administration                         $ 21,350,000     $ 24,650,000
  Deferred income                                      115,512          129,102
  Accrued expenses                                   1,170,894          386,057
                                                  ------------     ------------

                Total liabilities                   22,636,406       25,165,159
                                                  ------------     ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value;
  Authorized 1,000,000 shares
  Issued and outstanding - none
  Common stock - $.01 par value;
  Authorized - 30,000,000 shares;
  Issued and outstanding - 5,346,084
    shares at September 30, 2003 and
    at March 31, 2003                                   53,461           53,461
Additional paid-in capital                          19,709,170       19,709,170
  Accumulated deficit                               (4,950,829)      (4,093,738)

  Unrealized depreciation on investments -
    net                                            (12,867,762)     (14,177,798)
                                                  ------------     ------------
                Total shareholders' equity           1,944,040        1,491,095
                                                  ------------     ------------
                Total liabilities and
                  shareholders' equity            $ 24,580,446     $ 26,656,254
                                                  ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                           September 30,
                                                        2003            2002
                                                    -----------     -----------
Cash flows from operating activities
  Net increase (decrease) in shareholders'
    equity resulting from operations                $   452,945     ($3,369,960)
  Adjustments to reconcile net increase
    (decrease) in shareholders' equity
    resulting from operations to net cash
     used in operating activities
  Amortization of deferred income                       (13,590)             --
  Change in unrealized depreciation
    on investments                                   (1,310,036)      1,867,056
  Realized loss on investments                           36,689          45,423
  Depreciation and amortization                           2,554           2,842
  Amortization of debenture costs                            --          39,106
  (Accretion) amortization of interest to
    face value of notes and treasury bills             (199,646)         39,028
  Changes in assets and liabilities
    Due from broker                                    (122,878)             --
    Accrued interest receivable                          12,703          11,241
    Other assets                                         83,391          52,807
    Accrued expenses                                    784,837         (40,754)
                                                    -----------     -----------
Net cash used in operating activities                  (273,031)     (1,353,211)
                                                    -----------     -----------
Cash flows from investing activities
  Purchases of short-term marketable
    securities                                               --      (4,584,754)
  Proceeds from short-term marketable
    securities                                        1,650,000       6,334,000
  Proceeds from sale of investments/return
    of capital                                          512,693         358,705
  Investments originated                                (19,924)     (2,157,208)
  Proceeds from collection of loans                     394,478          55,533
                                                    -----------     -----------
     Net cash provided by investing
         activities                                   2,537,247           6,276
                                                   ------------    ------------

Cash flows from financing activities
  Repayment of debentures payable to the SBA         (3,300,000)             --
                                                    -----------     -----------
     Net cash used in financing
         activities                                  (3,300,000)             --
                                                    -----------     -----------
Decrease in cash and cash equivalents                (1,035,784)     (1,346,935)

Cash and cash equivalents - beginning
     of period                                        4,396,206       4,416,989
                                                    -----------     -----------
Cash and cash equivalents - end of period           $ 3,360,422     $ 3,070,054
                                                    ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

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

Note 2 - Earnings (Loss) per Common Share:

         The computation of basic and diluted income (loss) per common share is as follows:

                                                       Six Months Ended
                                                         September 30,
                                                  --------------------------
                                                      2003           2002
                                                  -----------    -----------
         Net income (loss) available for
           common stock equivalent shares
           deemed to have a dilutive effect       $   452,945    ($3,369,960)
                                                  ===========    ===========
         Income (loss) per common share
           Basic                                  $      0.08    ($     0.63)
                                                  ===========    ===========
           Diluted                                $      0.08    ($     0.63)
                                                  ===========    ===========
         Shares used in computation:
           Basic:
               Weighted average common shares       5,346,084      5,346,084
                                                  ===========    ===========

           Diluted:
               Weighted average common shares       5,346,084      5,346,084
               Common stock equivalents                A              A
                                                  -----------    -----------
                                                    5,346,084      5,346,084
                                                  ===========    ===========

(A) For the six months ended September 30, 2003 and September 30, 2002 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - Earnings (Loss) per Common Share: (Cont'd)

         The computation of basic and diluted income (loss) per common share is as follows:

                                                      Three Months Ended
                                                         September 30,
                                                  --------------------------
                                                      2003           2002
                                                  -----------    -----------
         Net income (loss) available for
           common stock equivalent shares
           deemed to have a dilutive effect       $   276,187    ($1,461,831)
                                                  ===========    ===========
         Income (loss) per common share
           Basic                                  $      0.05    ($     0.27)
                                                  ===========    ===========
           Diluted                                $      0.05    ($     0.27)
                                                  ===========    ===========
         Shares used in computation:
           Basic:
               Weighted average common shares       5,346,084      5,346,084
                                                  ===========    ===========
           Diluted:
               Weighted average common shares       5,346,084      5,346,084
               Common stock equivalents                B              B
                                                  -----------    -----------
                                                    5,346,084      5,346,084
                                                  ===========    ===========

(B) For the three months ended September 30, 2003 and September 30, 2002 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

Note 3 - Income Taxes

         In accordance with Subchapter M of the Internal Revenue Code, no provision for income taxes is necessary with respect to net investment income and/or net realized short- term capital gains since the Company has elected to distribute not less than 90% of such income and/or gains to shareholders. However, to the extent the Company elects to either retain net realized long-term capital gains or net realized short-term capital gains, the Company will pay all applicable Federal income taxes on behalf of its shareholders.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note - 4 Commitments and Contingencies

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

Note - 5 The Nasdaq Stock Market, Inc.

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note - 6 Stock-Based Employee Compensation Plan

         At September 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the six months and three months ended September 30, 2003 and 2002, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

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

      Item 2.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      Six Months Ended September 30, 2003 and September 30, 2002

      Investment Income

      Investment income increased by $459,873 to $751,751 for the six month period ended September 30, 2003 from $291,878 for the same period ended September 30, 2002. This primarily reflected an increase in interest from small business concerns of $669,011 as a result of the Company's increased investments in loans. Interest from idle funds decreased $208,936 during this period as a result of a decrease in interest rates and a decrease in idle funds that were invested and other income decreased $202.

      Interest Expense

      Interest expense decreased by $23,760 to $921,089 for the six months ended September 30, 2003 from $944,849 for the same period ended September 30, 2002. This decrease resulted from a repayment of a debenture to the U.S. Small Business Administration.

      Operating Expenses

      The Company's operating expenses decreased from $804,421 for the six months ended September 30, 2002 to $651,876 for the six months ended September 30, 2003. Payroll and payroll-related expenses decreased by $135,447 due to the resignation of an executive officer effective December 31, 2002, professional fees increased by $33,818 and amortization of debenture costs decreased by $39,107. There were miscellaneous net decreases of $11,809.

      Realized Loss on Disposition of Investments

      The Company realized a $35,877 loss on the sales of its entire positions in four portfolio companies and a portion of its position in another portfolio company through the second quarter of fiscal 2004. Through the second quarter of fiscal 2003, the Company realized a $45,512 loss on the sale of its entire equity position in one portfolio company.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Changes in Unrealized Depreciation of Investments

      There was a decrease in unrealized depreciation of investments of $1,310,036 (or $1,317,415 excluding short-term marketable securities) for the six months ended September 30, 2003, compared to an increase in unrealized depreciation of $1,867,056 (or $1,801,194 excluding short-term marketable securities) for the six months ended September 30, 2002, principally related to the increase in fair value of two portfolio securities in the first quarter of fiscal 2004 and the decline in market price of publicly traded portfolio securities in the second quarter of fiscal 2003.

      Results of Operations

      Three Months Ended September 30, 2003 and September 30, 2002

      Investment Income

      Investment income increased by $230,457 to $382,624 for the three month period ended September 30, 2003 from $152,167 for the same period ended September 30, 2002. This primarily reflected an increase in interest from small business concerns of $342,777 as a result of the Company's increased investments in loans. Interest from idle funds decreased $111,718 during this period as a result of a decrease in interest rates and a decrease in idle funds that were invested and other income decreased $602.

      Interest Expense

      Interest expense decreased by $23,760 to $482,134 for the three months ended September 30, 2003 from $505,894 for the same period ended September 30, 2002. This decrease resulted from a repayment of a debenture to the U.S. Small Business Administration.

      Operating Expenses

      The Company's operating expenses decreased from $431,934 for the three months ended September 30, 2002 to $321,578 for the three months ended September 30, 2003. Payroll and payroll-related expenses decreased by $72,316 due to the resignation of an executive officer effective December 31, 2002, professional fees increased by $16,753, insurance expense decreased by $12,029 and stockholder relations costs decreased by $15,268. There were miscellaneous net decreases of $27,496.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Realized Loss on Disposition of Investments

      The Company realized a $126,914 loss on the sales of its entire positions in three portfolio companies and a portion of its position in another portfolio company in the second quarter of fiscal 2004. In the second quarter of fiscal 2003, the Company realized an additional $89 loss on the sale of its entire equity position in one portfolio company.

      Changes in Unrealized Depreciation of Investments

      There was a decrease in unrealized depreciation of investments of $824,189 (or $832,352 excluding short-term marketable securities) for the three months ended September 30, 2003, compared to an increase in unrealized depreciation of $676,081 for the three months ended September 30, 2002, principally related to the increase in fair value of two portfolio securities in the second quarter of fiscal 2004 and the decline in market price and fair value of portfolio securities in the second quarter of fiscal 2003.

      Liquidity and Capital Resources

      At September 30, 2003, the Company held cash and short-term marketable securities totaling $5,149,024.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation
      107.1830 of the SBA Regulations. The Company has been notified by the SBA that the Company is no longer in compliance with the SBA's capital impairment requirements and that the SBA has accelerated the maturity date of Winfield Capital's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $22.3 million as of September 30, 2003, including interest and fees due through the next semi-annual payment date. The Company repaid $3,300,000 of the amounts due under the debentures in August 2003. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Although it has not done so as of the date of this filing, and may not do so, the SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at September 30, 2003. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve of the proposed plan. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

      A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of September 30, 2003, the Company had no publicly-traded debt securities in its portfolio.

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                       CONTINUED & CONTROLS AND PROCEDURES

      A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely traded marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of September 30, 2003, the Company had no option contracts outstanding as part of its portfolio.

      Item 4.

      Controls and Procedures

      a.    Evaluation of Disclosure Controls and Procedures

            Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities and Use of Proceeds

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            On September 9, 2003, the Company held its annual meeting of shareholders in New York, New York. The holders of 5,055,426 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present. The following matters were voted upon and received the votes set forth.

            1. All of the following persons nominated were elected as directors and received the number of votes set opposite their respective names.

                                                 VOTES FOR        VOTES WITHHELD

                  Joel I. Barad                  4,917,408           138,018

                  Barry J. Gordon                4,917.408           138,018

                  David Greenberg                4,913,108           142,316

                  Bruce A. Kaufman               4,913,708           141,718

                  Paul A. Perlin                 4,913,193           142,233

                  R. Scot Perlin                 4,912,693           142,733

                  Allen L. Weingarten            4,915,696           139,730

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                       CONTINUED & CONTROLS AND PROCEDURES

Item 4. Submission of Matters to a Vote of Security Holders (Cont'd)

            2. The Company's proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accounts for the fiscal year ending March 31, 2004 received 5,020,711 votes FOR and 34,715 votes AGAINST, with 0 ABSTENTIONS.

Item 5. Other Information

            None.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

            a.    Exhibit Index

                  The following Exhibits are filed as part of this Quarterly Report on Form 10-Q.

                  Exhibit No.                          Description
                  -----------                          -----------

                  31.1 and 31.2                        Section 302 Certifica-
                                                       tions

                  32.1 and 32.2                        Certifications pursuant
                                                       to 18 U.S.C. Section
                                                       1350, as adopted pursuant
                                                       to Section 906 of the
                                                       Sarbanes-Oxley Act of
                                                       2002.

            b.    Reports on Form 8-K

                  On October 18, 2003 a Form 8-K was filed by the Company in connection with a change in the Company's certifying accountant. PricewaterhouseCoopers LLP resigned as the independent public accountants of the Company on October 8, 2003. On October 14, 2003 with the approval of the Company's Board of Directors, the Company engaged the accounting firm of Lazar Levine & Felix LLP as its independent public accountants beginning with the fiscal year ending March 31, 2004 and to review the Company's interim financial statements beginning with the fiscal quarter ended September 30, 2003.

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

Dated: November 13, 2003