Form 10-Q
period 2003-12-31
WINFIELD CAPITAL CORP
filed 2004-02-12
CIK 936404

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

                                 Yes |_| No |X|

Registrant had 5,346,084 shares of common stock outstanding as of December 31, 2003.

                        This report consists of 25 pages

                           Form 10-Q Quarterly Report

                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Statements of Operations - Nine and
          Three Months ended December 31, 2003
          and 2002                                                        3 -  4

        Condensed Balance Sheets - as of
          December 31, 2003 and March 31, 2003                            5 -  6

        Condensed Statements of Cash Flows -
          Nine Months Ended December 31, 2003
          and 2002                                                             7

        Notes to Condensed Financial Statements                           8 - 11

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                  12 - 16

Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                              16 - 17

Item 4. Controls and Procedures                                          17 - 18

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities and Use of Proceeds                             18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security
          Holders                                                             18

Item 5. Other Information                                                     18

Item 6. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                    19

Exhibit 31.1 - Section 302 Officer Certification                         20 - 21

Exhibit 31.2 - Section 302 Officer Certification                         22 - 23

Exhibit 32.1 - Section 906 Officer Certification                              24

Exhibit 32.2 - Section 906 Officer Certification                              25

Item 1.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Investment income
    Interest from small business concerns            $ 1,059,107    $   122,623
    Interest from invested idle funds                     63,007        274,079
    Other income                                           7,076          7,278
                                                     -----------    -----------

          Total investment income                      1,129,190        403,980
                                                     -----------    -----------

Expenses
    Interest                                           1,305,449      1,384,859
    Payroll and payroll-related expenses                 460,347        651,777
    General and administrative expenses                  240,171        278,382
    Other operating expenses                             212,711        325,159
                                                     -----------    -----------

          Total investment expenses                    2,218,678      2,640,177
                                                     -----------    -----------

          Investment loss - net                       (1,089,488)    (2,236,197)

Realized gain on investments                             107,934        198,062
Change in unrealized depreciation
    of investments                                     2,180,230     (2,460,102)
                                                     -----------    -----------

          Net increase (decrease) in shareholders'
            equity resulting from operations         $ 1,198,676    ($4,498,237)
                                                     ===========    ===========

Per share net increase (decrease) in
    shareholders' equity resulting from operations

Basic                                                $      0.22    ($     0.84)
                                                     ===========    ===========

Diluted                                              $      0.22    ($     0.84)
                                                     ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                 December 31,
                                                         --------------------------
                                                             2003           2002
                                                         -----------    -----------
Investment income
    Interest from small business concerns                $   359,488    $    92,015
    Interest from invested idle funds                         15,726         17,862
    Other income                                               2,225          2,225
                                                         -----------    -----------

              Total investment income                        377,439        112,102
                                                         -----------    -----------

Expenses
    Interest                                                 384,360        440,010
    Payroll and payroll-related expenses                     156,705        212,688
    General and administrative expenses                       71,351        101,133
    Other operating expenses                                  33,297        137,076
                                                         -----------    -----------

              Total investment expenses                      645,713        890,907
                                                         -----------    -----------

              Investment loss - net                         (268,274)      (778,805)

Realized gain on investments                                 143,811        243,574
Change in unrealized depreciation
    of investments                                           870,194       (593,046)
                                                         -----------    -----------

              Net increase (decrease) in shareholders'
                equity resulting from operations         $   745,731    ($1,128,277)
                                                         ===========    ===========

Per share net increase (decrease) in
    shareholders' equity resulting from operations

Basic                                                    $      0.14    ($     0.21)
                                                         ===========    ===========

Diluted                                                  $      0.14    ($     0.21)
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                     December 31,      March 31,
                                                         2003            2003
                                                     -----------     -----------
Investments at value:
    Loans and notes receivable                       $ 8,365,225     $ 8,371,521
    Equity interests in small business
      concerns                                        11,847,620      10,220,109
                                                     -----------     -----------

         Total investments                            20,212,845      18,591,630

Cash and cash equivalents                              1,937,568       4,396,206
Short-term marketable securities                       1,281,997       3,454,226
Accrued interest receivable                               80,594          85,276
Furniture and equipment (net of
  accumulated depreciation of
  $46,039 at December 31, 2003
  and $41,880 at March 31, 2003)                          12,365          13,246

Other assets                                              94,536         115,670
                                                     -----------     -----------

         Total assets                                $23,619,905     $26,656,254
                                                     ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  December 31,       March 31,
                                                      2003             2003
                                                  ------------     ------------
Liabilities
  Debentures payable to the U.S. Small
    Business Administration                       $ 19,536,660     $ 24,650,000
  Deferred income                                      108,717          129,102
  Accrued expenses                                   1,284,757          386,057
                                                  ------------     ------------

          Total liabilities                         20,930,134       25,165,159
                                                  ------------     ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value;
    Authorized 1,000,000 shares
    Issued and outstanding - none
  Common stock - $.01 par value;
    Authorized - 30,000,000 shares;
    Issued and outstanding - 5,346,084
      shares at December 31, 2003 and
      at March 31, 2003                                 53,461           53,461
  Additional paid-in capital                        19,709,170       19,709,170
  Accumulated deficit                               (5,075,292)      (4,093,738)
  Unrealized depreciation on investments -
    net                                            (11,997,568)     (14,177,798)
                                                  ------------     ------------

          Total shareholders' equity                 2,689,771        1,491,095
                                                  ------------     ------------

          Total liabilities and
            shareholders' equity                  $ 23,619,905     $ 26,656,254
                                                  ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           December 31,
                                                       2003            2002
                                                   ------------    ------------

Cash flows from operating activities
  Net increase (decrease) in shareholders'
    equity resulting from operations               $  1,198,676    ($ 4,498,237)
  Adjustments to reconcile net increase
    (decrease) in shareholders' equity
    resulting from operations to net cash
    used in operating activities
  Amortization of deferred income                       (20,385)             --
  Change in unrealized depreciation
    on investments                                   (2,180,230)      2,460,102
  Realized (gain) on investments                       (107,122)       (198,153)
  Depreciation and amortization                           4,159           4,264
  Amortization of debenture costs                            --          58,660
  (Accretion) amortization of interest to
    face value of notes and treasury bills             (306,779)         23,929
  Changes in assets and liabilities
    Accrued interest receivable                           4,682          17,554
    Other assets                                         21,134         (92,409)
    Accrued expenses                                    898,700         218,981
                                                   ------------    ------------

Net cash used in operating activities                  (487,165)     (2,005,309)
                                                   ------------    ------------

Cash flows from investing activities
  Purchases of short-term marketable
    securities                                               --      (6,387,954)
  Proceeds from short-term marketable
    securities                                        2,150,000      13,474,602
  Proceeds from sale of investments/return
    of capital                                          657,980         757,928
  Investments originated                                (85,920)     (7,526,053)
  Proceeds from collection of loans                     423,085          62,987
  Purchase of furniture and fixtures                     (3,278)             --
                                                   ------------    ------------

  Net cash provided by investing
        activities                                    3,141,867         381,510
                                                   ------------    ------------

Cash flows from financing activities
  Repayment of debentures payable to the SBA         (5,113,340)             --
                                                   ------------    ------------

  Net cash used in financing
        activities                                   (5,113,340)             --
                                                   ------------    ------------

Decrease in cash and cash equivalents                (2,458,638)     (1,623,799)

Cash and cash equivalents - beginning
    of period                                         4,396,206       4,416,989
                                                   ------------    ------------

Cash and cash equivalents - end of period          $  1,937,568    $  2,793,190
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

Note 2 - Earnings (Loss) per Common Share:

      The computation of basic and diluted income (loss) per common share is as follows:

                                                          Nine Months Ended
                                                             December 31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------
      Net income (loss) available for
        common stock equivalent shares
        deemed to have a dilutive effect              $ 1,198,676   ($4,498,237)
                                                      ===========   ===========

      Income (loss) per common share
          Basic                                       $      0.22   ($     0.84)
                                                      ===========   ===========
          Diluted                                     $      0.22   ($     0.84)
                                                      ===========   ===========

      Shares used in computation:
          Basic:
                  Weighted average common shares        5,346,084     5,346,084
                                                      ===========   ===========

           Diluted:
                  Weighted average common shares        5,346,084     5,346,084
                  Common stock equivalents                      A             A
                                                      -----------   -----------

                                                        5,346,084     5,346,084
                                                      ===========   ===========

(A) For the nine months ended December 31, 2003 and December 31, 2002, the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - Earnings (Loss) per Common Share: (Cont'd)

      The computation of basic and diluted income (loss) per common share is as follows:

                                                        Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
      Net income (loss) available for
        common stock equivalent shares
        deemed to have a dilutive effect             $   745,731    ($1,128,277)
                                                     ===========    ===========

      Income (loss) per common share
        Basic                                        $      0.14    ($     0.21)
                                                     ===========    ===========
        Diluted                                      $      0.14    ($     0.21)
                                                     ===========    ===========

      Shares used in computation:
        Basic:
            Weighted average common shares             5,346,084      5,346,084
                                                     ===========    ===========

        Diluted:
            Weighted average common shares             5,346,084      5,346,084
            Common stock equivalents                           B              B
                                                     -----------    -----------

                                                       5,346,084      5,346,084
                                                     ===========    ===========

(B) For the three months ended December 31, 2003 and December 31, 2002, the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note - 4 Commitments and Contingencies

      On April 30, 2003, the SBA notified the Company that it is no longer in compliance with the SBA's capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. Based on this non-compliance, the SBA has accelerated the maturity date of the Company's debentures to a single demand note including accrued interest. Interest payments are no longer due on a semi-annual basis, but interest continues to accrue. In addition, the SBA has transferred the Company to the SBA's Office of Liquidation where any new investments and material expenses are subject to prior SBA approval. The SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver.

      These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve the proposed plan. In addition, the Company continues to pursue alternatives to cure its impairment under the SBA regulations such as raising additional financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. The Company cannot be certain that additional equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company. As such, no assurance can be made that the Company will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note - 6 Stock-Based Employee Compensation Plan

      At December 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the nine months and three months ended December 31, 2003 and 2002, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

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

Note - 7 Subsequent Events

      In January 2004, the Company sold its entire equity position in Hewlett-Packard Company and a portion of its equity position in Open Solutions Inc. Those sales resulted in total proceeds of approximately $1,800,000.

Item 2.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended December 31, 2003 and December 31, 2002

Investment Income

Investment income increased by $725,210 to $1,129,190 for the nine month period ended December 31, 2003 from $403,980 for the same period ended December 31, 2002. This primarily reflected an increase in interest from small business concerns of $936,484 as a result of the Company's increased investments in loans. Interest from idle funds decreased $211,072 during this period as a result of a decrease in interest rates and a decrease in idle funds that were invested and other income decreased $202.

Interest Expense

Interest expense decreased by $79,410 to $1,305,449 for the nine months ended December 31, 2003 from $1,384,859 for the same period ended December 31, 2002. This decrease resulted from repayments of debentures to the U.S. Small Business Administration.

Operating Expenses

The Company's operating expenses decreased from $1,255,318 for the nine months ended December 31, 2002 to $913,229 for the nine months ended December 31, 2003. Payroll and payroll-related expenses decreased by $191,430 due to the resignation of an executive officer effective December 31, 2002, professional fees decreased by $13,889, amortization of debenture costs decreased by $58,660 and shareholder relations and other financial expenses decreased by $35,106. There were miscellaneous net decreases of $43,004.

Realized Gain on Disposition of Investments

The Company realized a $107,934 gain on the sales of its entire positions in five portfolio companies through the third quarter of fiscal 2004. Through the third quarter of fiscal 2003, the Company realized a $198,062 gain on the sales of its entire equity positions in two portfolio companies and a portion of its position in another portfolio company.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Unrealized Depreciation of Investments

There was a decrease in unrealized depreciation of investments of $2,180,230 (or $2,194,214 excluding short-term marketable securities) for the nine months ended December 31, 2003, compared to an increase in unrealized depreciation of $2,460,102 (or $2,455,603 excluding short-term marketable securities) for the nine months ended December 31, 2002, principally related to the increase in market price of one publicly traded portfolio security, partially offset by the decrease in fair value of one portfolio security in the third quarter of fiscal 2004 and the decline in market price of one publicly traded portfolio security in the third quarter of fiscal 2003.

Results of Operations

Three Months Ended December 31, 2003 and December 31, 2002

Investment Income

Investment income increased by $265,337 to $377,439 for the three month period ended December 31, 2003 from $112,102 for the same period ended December 31, 2002. This primarily reflected an increase in interest from small business concerns of $267,473 as a result of the Company's increased investments in loans. Interest from idle funds decreased $2,136 during this period as a result of a decrease in interest rates and a decrease in idle funds that were invested.

Interest Expense

Interest expense decreased by $55,650 to $384,360 for the three months ended December 31, 2003 from $440,010 for the same period ended December 31, 2002. This decrease resulted from repayment of debentures to the U.S. Small Business Administration.

Operating Expenses

The Company's operating expenses decreased from $450,897 for the three months ended December 31, 2002 to $261,353 for the three months ended December 31, 2003. Payroll and payroll-related expenses decreased by $55,983 due to the resignation of an executive officer effective December 31, 2002, professional fees decreased by $47,707, amortization of debenture costs decreased by $19,553 and shareholder relations costs decreased by $25,329. There were miscellaneous net decreases of $40,972.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Realized Gain on Disposition of Investments

The Company realized a $143,811 gain on the sale of its entire position in a portfolio company in the third quarter of fiscal 2004. In the third quarter of fiscal 2003, the Company had a $243,574 gain on disposition of one of its portfolio investments and a portion of its position in another portfolio company.

Changes in Unrealized Depreciation of Investments

There was a decrease in unrealized depreciation of investments of $870,194 (or $876,799 excluding short-term marketable securities) for the three months ended December 31, 2003, compared to an increase in unrealized depreciation of $593,046 (or $654,409 excluding short-term marketable securities) for the three months ended December 31, 2002, principally related to the increase in market price of four publicly traded securities, partially offset by the decreases in fair value of one portfolio security and two publicly traded securities in the third quarter of fiscal 2004 and the decrease in the fair value of one portfolio security in the third quarter of fiscal 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company held cash and short-term marketable securities totaling $3,219,565.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company has been notified by the SBA that the Company is no longer in compliance with the SBA's capital impairment requirements and that the SBA has accelerated the maturity date of Winfield Capital's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $20.8 million as of December 31, 2003, including interest and fees due through the next semi-annual payment date. The Company repaid $3,300,000 of the amounts due under the debentures in August 2003 and another $1,813,340 in the quarter ending December 31, 2003. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Although it has not done so as of the date of this filing, and may not do so, the SBA has the right to institute proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at December 31, 2003. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. Management has submitted a plan to the SBA providing for the liquidation of the Company over a three-year period; however, to date, the SBA has not indicated whether it will approve the proposed plan. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.


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

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS &
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of December 31, 2003, the Company had no publicly-traded debt securities in its portfolio.

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                       CONTINUED & CONTROLS AND PROCEDURES

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely traded marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of December 31, 2003, the Company had no option contracts outstanding as part of its portfolio.

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

                             WINFIELD CAPITAL CORP.
                       CONTROLS AND PROCEDURES CONTINUED &
                           PART 11 - OTHER INFORMATION


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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

                             WINFIELD CAPITAL CORP.
                      PART II - OTHER INFORMATION CONTINUED

Item 6. - Exhibits and Reports on Form 8-K

      a.    Exhibit Index

            The following Exhibits are filed as part of this Quarterly Report on Form 10-Q.

            Exhibit No.       Description
            -----------       -----------

            31.1 and 31.2     Section 302 Certifications

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

                                                   WINFIELD CAPITAL CORP.
                                                   (Registrant)


                                                   By: /s/ R. Scot Perlin
                                                       ------------------
                                                       R. Scot Perlin
                                                       Chief Financial Officer

Dated: February 12, 2004