Form 10-K
period 2004-03-31
WINFIELD CAPITAL CORP
filed 2004-06-29
CIK 936404

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


For the fiscal year ended March 31, 2004         Commission File Number 33-94322


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

                               Title of each class
                     --------------------------------------
                     Common Stock, par value $.01 per share

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 18, 2004 was approximately $2,859,395. The number of outstanding shares of the Registrant's common stock as of June 18, 2004 was 5,346,084 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2004, are incorporated into Part III of this Report.

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

         According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $21.1 million as of March 31, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

Item 1.  Business

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

         The Company has no independent investment adviser. The Company's loan and other investment decisions are made by its officers, in accordance with the Company's established investment policies and objectives, subject to oversight by its Board of Directors. Historically, the Company has relied on its officers to identify new financing opportunities. Following its initial public offering ("IPO") late in 1995, the Company expanded its marketing efforts and sought transaction referrals from venture capitalists, investment bankers, attorneys, accountants and commercial bankers. The Company has sought to enter into either straight loan or equity transactions with portfolio companies or debt transactions having equity components ("debt securities"). In connection with the latter, the Company has sought and will continue to seek security interests in and liens on the assets of the borrower. To the extent it deems necessary, the Company also seeks to obtain personal guaranties from the principals of its borrowers and security interests in certain of the assets of such principals.

Selected Recent Developments
----------------------------

         On June 17, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) on the Nasdaq National Market. On July 23, 2002, the Company received notice from Nasdaq that for the preceding 10 consecutive trading days, the Company's common stock had not closed at the minimum $1.00 per share as required for continued inclusion by Marketplace Rule 4450(a)(5) (the "Minimum Bid Price Rule") on the Nasdaq National Market. As a result of these notices, the Company made an application to the Staff of the Nasdaq Listing Qualifications Department (the "Staff") to transfer the Company's common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On September 25, 2002, the Company was notified by the Staff that its application to transfer the listing was approved provided it met the Minimum Bid Price Rule by January 22, 2003 (the "Grace Period") and trading in the Company's common stock on the Nasdaq SmallCap Market commenced on September 26, 2002. On January 22, 2003, the Company received a determination of the Staff indicating that the Company still failed to comply with the Minimum Bid Price by the end of the Grace Period and was therefore, subject to delisting. As the delisting determination was based on a quantitative deficiency, the Company's common stock was deemed eligible for quotation on the Over the Counter Bulletin Board ("OTCBB"). On April 15, 2003, the Company's common stock commenced trading on the OTCBB under the symbol "WCAP".

         According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $21.1 million as of March 31, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives

Characteristics of the Company's Investments
--------------------------------------------

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

Investment Objectives and Strategies
------------------------------------

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

Selection of Loan and Other Investment Opportunities
----------------------------------------------------

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

Certain Non-Compliance by Portfolio Companies
---------------------------------------------

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

         The aggregate face amount of the Company's outstanding loans and the value of other portfolio investments was $31,216,170 as of March 31, 2004 with loans and notes receivable comprising approximately 34% (80% of which were performing in accordance with their terms and 20% were non-performing) and equity interests approximately 66%.

         There was unrealized appreciation on loans and investments of $1,262,680 for the year ended March 31, 2004 (principally reflecting the increased market price of investments in four publicly traded portfolio companies and the increased fair value of an investment in one privately held portfolio company partially offset by the decreased fair value of investments in two privately held portfolio companies). There was unrealized depreciation on loans and investments of $2,654,690 for the year ended March 31, 2003 (principally reflecting the decreased market price of investments in nine publicly traded portfolio companies partially offset by the increased market price of one publicly traded portfolio company investment and the decreased fair value of investments in five privately held portfolio companies partially offset by the increased fair value of investments in five privately held portfolio companies).

Write-Offs
----------

         During the past three fiscal years, the Company has written-off loans and investments and disposed of, at a loss, assets acquired in liquidation in the aggregate amount of $2,532,638 as described in the following table:

                                                                                                 Year Ended March 31,
                                                                                    --------------------------------------------
                                                                                       2002             2003             2004
                                                                                    ----------       ----------       ----------
         Amount written-off..................................................       $2,337,716       $  182,001       $   12,921
         Amount written-off as a percentage of loans and
            investments and assets acquired in liquidation as of the
            beginning of the year............................................             7.73%            1.29%            0.07%

SBA Funding
-----------

         The Small Business Investment Act and the regulations thereunder provide for the purchase by the SBA of subordinated debentures issued by SBICs and the guaranty by the SBA of debentures issued by SBICs to third parties. A SBIC can issue such debentures in a principal amount up to either 200% or 300% of its Private Capital, depending upon various factors.

         The Company has, as approved by the SBA as of March 31, 2004, Private Capital of approximately $27,000,000, which would enable it to sell debentures to, or with a guaranty by, the SBA up to a maximum principal amount of approximately $81,000,000 (300% of its Private Capital). The Company's ability to sell such debentures is subject to the availability of SBA program funds and other funding limitations and compliance with the SBA Regulations. See "SBA Regulation" below.

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

SBA Regulation
--------------

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

Regulation as a Business Development Company
--------------------------------------------

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

Fundamental and Other Investment Policies
-----------------------------------------

         The Company's investment objectives are to achieve a high level of current income from interest and long-term growth through equity interests in its portfolio companies.

Fundamental Policies
--------------------

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

Other Investment Policies
-------------------------

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

         In order to retain its status as a BDC, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a BDC". In order to qualify as a RIC, the Company is required, among other things, to diversify its holdings as required under the Internal Revenue Code of 1986, as amended. The Company qualified as a RIC for the fiscal year ended March 31, 2004.

Competition
-----------

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

Forward-Looking Statements
--------------------------

         This report and accompanying notes to the financial statements may contain forward-looking statements. For this purpose, any statements contained in this report and accompanying notes to the financial statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "could," "would," "should," "believe," "anticipate," "estimate," "continue," "provided," or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Personnel
---------

         As of June 18, 2004, the Company had two full-time employees (Messrs. Paul A. Perlin, Chief Executive Officer and R. Scot Perlin, Chief Financial Officer). In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.


Item 2.     Properties

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


Item 4.     Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         On April 15, 2003, the Registrant's common stock began trading on the OTCBB under the symbol WCAP. From September 26, 2002 until April 15, 2003, the Registrant's common stock was listed on the Nasdaq SmallCap Market. Previously, the Registrant's common stock was listed on the Nasdaq National Market. The reported high and low bid quotations for the Registrant's common stock as reported by Nasdaq from April 1, 2002 to April 14, 2003 and as reported on the OTCBB from April 15, 2003 until June 18, 2004 were as follows:

                                                              Common Stock
                                                          --------------------
                                                            High        Low
                                                          --------    --------
April 1 - June 30, 2002 ..............................    $   1.60    $   0.78
July 1 - September 30, 2002...........................        0.90        0.31
October 1 - December 31, 2002.........................        1.10        0.28
January 1 - March 31, 2003............................        0.47        0.30
April 1 - June 30, 2003...............................        0.51        0.15
July 1 - September 30, 2003...........................        0.30        0.15
October 1 - December 31, 2003.........................        0.35        0.18
January 1 - March 31, 2004............................        0.45        0.17
April 1 - June 18, 2004...............................    $   1.65    $   0.41

--------------------------------------------------------------------------------

         The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

         As of June 18, 2004, the Company estimates that its shares of common stock are held by approximately 4,131 beneficial holders.


Item 6.     Selected Financial Data

         See Summary of Financial Information for the years ended March 31, 2004, 2003, 2002, 2001 and 2000 on the following page:

                             WINFIELD CAPITAL CORP.

                        SUMMARY OF FINANCIAL INFORMATION

                                                                              Years Ended March 31,
                                              -------------------------------------------------------------------------------------
                                                  2004              2003              2002              2001              2000
                                              -------------     -------------     -------------     -------------     -------------
Statement of Operations Data
     Total investment income ...............  $   1,550,947     $     729,897     $   1,057,404     $   1,185,799     $     873,445
     Total investment expenses .............  $   2,868,163     $   4,086,185     $   3,641,686     $   3,232,652     $   3,432,819
     Net realized gains (losses) on
         disposition of investments ........  $   1,191,185     $      16,407     $  (3,289,935)    $   1,282,344     $  30,851,848
     Unrealized appreciation (depreciation)
         on loans and investments ..........  $   1,262,680     $  (2,654,690)    $  (8,492,858)    $ (69,828,667)    $  42,284,344
     Net income (loss) .....................  $   1,136,649     $  (5,994,571)    $ (14,367,075)    $ (70,593,176)    $  70,576,818
     Earnings (loss) per share - Basic .....  $        0.21     $       (1.12)    $       (2.69)    $      (13.20)    $       13.36
     Weighted average number of shares
         outstanding .......................      5,346,084         5,346,084         5,346,084         5,346,084         5,282,131

Other Operating Data
     Number of loans and other investments
         outstanding at end of periiod .....             41                44                37                50                64
     Number of loans and other investments
         originated ........................              6                 7                 4                 7                22
     Principal amount of loans and other
         investments originated ............  $     154,905     $   7,618,912     $     367,676     $   9,637,953     $  18,624,388
     Investment expenses as a percentage of
         average net assets ................          139.3%             94.0%             22.3%              6.9%              4.8%

Balance Sheet Data
     Loans and investment portfolio
         including assets acquired in
         liquidation .......................  $  18,301,052     $  18,591,630     $  14,129,234     $  30,256,226     $ 102,739,179
     Total assets ..........................  $  23,918,679     $  26,656,254     $  32,498,086     $  49,031,295     $ 126,867,621
     SBA debentures ........................  $  19,536,660     $  24,650,000     $  24,650,000     $  25,550,000     $  20,850,000
     Common stock (including additional paid
         in-capital) .......................  $  18,445,415     $  19,762,631     $  23,036,159     $  24,806,818     $  26,968,537
     (Accumulated deficit) retained earnings  $  (2,902,553)    $  (4,093,738)    $  (4,027,385)    $   1,352,362     $     (44,848)
     Total shareholders' equity ............  $   2,627,744     $   1,491,095     $   7,485,666     $  23,128,930     $  93,722,106

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Years Ended March 31, 2004, 2003, and 2002
         ------------------------------------------

Critical Accounting Policies
----------------------------

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

Investment Income
-----------------

         Investment income increased by $821,050, or an increase of 112.5%, to $1,550,947 for the year ended March 31, 2004 from $729,897 for the year ended March 31, 2003. This reflected principally an increase in interest from small business concerns of $1,031,061 as a result of the Company's increased investments in loans in the last two quarters of fiscal 2003. Interest from temporarily invested funds decreased by $209,209 as a result of a decrease in invested idle funds as well as a decrease in interest rates. Other income decreased by $802.

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

Interest Expense
----------------

         Interest expense decreased by $213,074 to $1,665,409 for the year ended March 31, 2004 from $1,878,483 for the year ended March 31, 2003. This decrease resulted from repayments of $5,113,340 of debentures to the SBA. Interest expense remained relatively unchanged from $1,910,394 for the year ended March 31, 2002 to $1,878,483 for the year ended March 31, 2003.

Operating Expenses
------------------

         The Company's operating expenses decreased by $1,004,948 to $1,202,754 for the year ended March 31, 2004 from $2,207,702 for the year ended March 31, 2003. Amortization expense decreased by $574,428 primarily due to the acceleration of the maturity of the SBA debentures which resulted in fully expensing the related debenture fees in the year ended March 31, 2003. Payroll and payroll-related expenses decreased by $217,536 due to the resignation of an executive officer effective December 31, 2002 and the termination of a Secretary effective December 31, 2003. Professional fees decreased by $66,756, shareholder relations and other financial expenses decreased by $48,623, insurance expense decreased by $37,009 and directors fees decreased by $23,725. There were other miscellaneous decreases which totaled $36,871. The Company's operating expenses increased from $1,731,292 for the year ended March 31, 2002 to $2,207,702 for the year ended March 31, 2003 due primarily to the acceleration of the maturity of the SBA debentures which resulted in fully expensing the related debenture fees of $496,214 and an insurance expense increase of $35,421 due primarily to the increased Directors and Officers insurance renewal premium. Partially offsetting these increases were decreases in payroll and payroll-related expenses of $52,678 due primarily to the resignation of an executive officer effective December 31, 2002 and other operating costs that netted to $2,547.

Realized Gains or Losses on Equity Investments
----------------------------------------------

         The Company realizes gains or losses on its investments or rights to acquire investments upon the disposition or write-offs thereof. The realized capital gain for the year ended March 31, 2004 of $1,191,185 reflected long-term capital gains on the sale of four equity securities of $1,437,675 and a gain of $107,396 on the disposition of two loans partially off-set by a long-term capital loss of $340,965 on the sale of one equity security and a write-off on an asset acquired in liquidation of $24,707 partially offset by two recoveries totaling $11,786. The realized capital gain for the year ended March 31, 2003 of $16,407 reflected a long-term capital gain on an equity security of $208,287, a short-term capital gain on an equity security of $50,680 partially offset by a write-off of $182,001 on a debt security, long-term net capital losses on assets acquired in liquidation of $45,168 and short-term losses on the repositioning of temporarily invested funds of $15,391. The realized loss of $3,289,935 for the year ended March 31, 2002 reflected long-term net capital losses on equity securities of $1,039,442 and write-offs totaling $2,337,716 offset by an equity security recovery of $87,223.

Unrealized Appreciation or Depreciation of Loans and Investments
----------------------------------------------------------------

         As an investment company, the Company is required to evaluate its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments. There was unrealized appreciation on loans and investments of $1,262,680 for the year ended March 31, 2004 (principally reflecting the increased market price of investments in four publicly traded portfolio companies and the increased fair value of an investment in one privately held portfolio company partially offset by the decreased fair value of investments in two privately held portfolio companies). There was unrealized depreciation on loans and investments of $2,654,690 (or $2,692,012 excluding an unrealized appreciation on short-term marketable securities) for the year ended March 31, 2003 (principally reflecting the decreased market price of investments in nine publicly traded portfolio companies partially offset by the increased market price of one publicly traded portfolio company and the decreased fair value of investments in five privately held portfolio companies partially offset by the increased fair value of investments in five privately held portfolio companies compared with an unrealized depreciation on loans and investments of $8,492,858 (or $8,395,076 excluding an unrealized depreciation on short-term marketable securities) for the year ended March 31, 2002 (principally reflecting the decreased market price of investments in six publicly traded portfolio companies and the decreased fair value of investments in six privately held portfolio companies as well as the aforementioned net loss on the sale of equities).

Option Contracts - Derivatives
------------------------------

         Pursuant to a letter received from the SBA in October 2000 granting permission to use hedging activities to protect its security positions, the Company, beginning in January 2001, utilized put and call option contracts to minimize market risks of its investments in publicly held companies. The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet and measure those financial instruments at fair value. All changes in the fair market value of financial instruments are included as changes in the unrealized appreciation or depreciation of investments in the Statement of Operations. During the fiscal year ended March 31, 2002, all the option contracts became due. As of March 31, 2004, the Company has no option contracts outstanding as part of its portfolio.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2004, the Company held cash totaling $5,473,063.

         According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $21.1 million as of March 31, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred

Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

Debentures Payable to the U.S. Small Business Administration
------------------------------------------------------------

         Debentures payable to the SBA at March 31, 2004, with interest payable semi-annually, consisted of the following:

                    Amount            Due Date         Interest Rate (per annum)
                -------------        ----------        -------------------------
                $     750,000         9/1/2005                  6.875%
                      600,000         9/1/2005                  6.875%
                    5,000,000         6/1/2006                  7.710%
                    3,000,000         3/1/2009                  6.240%
                    4,000,000         3/1/2009                  6.240%
                    1,186,660         9/1/2009                  7.220%
                    5,000,000         3/1/2011                  6.353%
                -------------
                $  19,536,660
                =============

         Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In February 2002, the Company paid a non-refundable commitment fee of $40,000 to the SBA to reserve $4,000,000 of SBA Guaranteed Debentures. As of March 31, 2003, the Company has not drawn on this commitment.

         On April 30, 2003, the SBA notified the Company that it was no longer in compliance with the SBA's capital impairment rules, as defined by regulation
107.1830 of the SBA Regulations. Based on this non-compliance, the SBA has accelerated the maturity date of the Company's debentures to a single demand note including accrued interest. Interest payments are no longer due on a semi-annual basis, but interest continues to accrue. As such, the total remaining balance of debt issuance costs of $496,214 was accelerated at March 31, 2003 due to the acceleration of the indebtedness.

Commitments and Contingencies

         The Company has an operating lease on its office facility which expires in February 2008. The following are the future minimum rental commitments on the lease:

                                                  Payments Due By Period
                        ------------------------------------------------------------------------
                                        Less Than                                    More than
                           Total          1 Year       1-3 Years      4-5 Years       5 Years
                        ------------   ------------   ------------   ------------   ------------
Operating lease         $    194,909   $     47,624   $     98,641   $     48,644   $         --
                        ============   ============   ============   ============   ============

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

         A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of March 31, 2004, the Company had no publicly traded debt securities in its portfolio.

         A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly owned companies occur, there may a be corresponding effect on valuations of private companies, which would affect the value, amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer and the market valuations of comparable publicly owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly owned companies. These freely marketable securities are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize, if they are available, put and call option contracts to attempt to minimize the market risk of its investments in publicly owned companies. As of March 31, 2004, the Company had no option contracts outstanding as part of its portfolio.


Item 8.    Financial Statements and Supplementary Data

                                                                                  Page
                                                                                  ----
Report of Independent Auditors - Current ...........................               F-1
Report of Independent Auditors - Predecessor .......................               F-2
Balance Sheets .....................................................               F-3
Statements of Operations ...........................................               F-4
Statements of Changes in Shareholders' Equity.......................               F-5
Statements of Cash Flows ...........................................               F-6
Financial Highlights (Per Share Data and Ratios/Supplemental Data)..               F-7
Notes to Financial Statements.......................................  F-8 through F-18
Portfolio of Investments............................................ F-19 through F-26

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

          On October 18, 2003 a Form 8-K was filed by the Company in connection with a change in the Company's certifying auditors. PricewaterhouseCoopers LLP resigned as the independent auditors of the Company on October 8, 2003. On October 14, 2003 with approval of the Company's Board of Directors, the Company engaged the accounting firm of Lazar Levine & Felix LLP as its independent auditors beginning with the fiscal year ending March 31, 2004 and to review the Company's interim financial statements beginning with the fiscal quarter ended September 30, 2003.

Item 9A.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

         As of the end of the period covered by this Annual Report on Form 10-K, we evaluated, under the supervision our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

(b) Changes in Internal Controls over Financial Reporting
    -----------------------------------------------------

         There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2004.


Item 11.   Executive Compensation

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2004.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2004.


Item 13.   Certain Relationships and Related Transactions

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2004.


Item 14.   Principal Accountant Fees and Services

         Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2004.


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Financial Statements:

              See item 8 of Part II hereof.

         (b) No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended March 31, 2004. The Registrant filed a report on Form 8-K on October 18, 2003, incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K for the fiscal year ended March 31, 2004 in SEC File No. 33-94322 .

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

              11. Statement of Computation of Earnings (Loss) Per Share, incorporated herein by reference to the Notes to the Financial Statements included in this report.

              31.1 Certification of Paul A. Perlin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of R. Scot Perlin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Paul A. Perlin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of R. Scot Perlin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (d) Financial Statement Schedules: The schedules specified under Regulation S-X are either included in this Form 10-K, not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WINFIELD CAPITAL CORP.

Dated:  June 18, 2004               By: /s/ PAUL A. PERLIN
                                        ------------------------------
                                        Paul A. Perlin
                                        Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 18, 2004               By: /s/ PAUL A. PERLIN
                                        ------------------------------
                                        Paul A. Perlin
                                        Chairman of the Board &
                                        Chief Executive Officer
                                        (Principal Executive Officer) & Director

Dated:  June 18, 2004               By: /s/ R. SCOT PERLIN
                                        ------------------------------
                                        R. Scot Perlin
                                        Chief Financial Officer
                                        (Principal Financial &
                                        Accounting Officer) & Director

Dated:  June 18, 2004               By: /s/ JOEL I. BARAD
                                        ------------------------------
                                        Joel I. Barad
                                        Director


Dated:  June 18, 2004               By: /s/ BARRY J. GORDON
                                        ------------------------------
                                        Barry J. Gordon
                                        Director


Dated:  June 18, 2004               By: /s/ DAVID GREENBERG
                                        ------------------------------
                                        David Greenberg
                                        Director


Dated:  June 18, 2004               By: /s/ BRUCE A. KAUFMAN
                                        ------------------------------
                                        Bruce A. Kaufman
                                        Director


Dated:  June 18, 2004               By: /s/ ALLEN L. WEINGARTEN
                                        ------------------------------
                                        Allen L. Weingarten
                                        Director

                             WINFIELD CAPITAL CORP.

                             MARCH 31, 2004 AND 2003

                                    CONTENTS



                                                                            Page
                                                                            ----

Report of Independent Auditors - Current                                     F-1

Report of Independent Auditors - Predecessor                                 F-2

Balance Sheets                                                               F-3
    (At March 31, 2004 and 2003)

Statements of Operations                                                     F-4
(For each of the three years in the period ended March 31, 2004)

Statements of Changes in Shareholders' Equity                                F-5
(For each of the three years in the period ended March 31, 2004)

Statements of Cash Flows                                                     F-6
(For each of the three years in the period ended March 31, 2004)

Financial Highlights                                                         F-7
    Per Share Operating Performance
      (For the years ended March 31, 2004 and 2003)
    Ratios/Supplemental Data
      (For the years ended March 31, 2004 and 2003)

Notes to Financial Statements                                         F-8 - F-18

Portfolio of Investments                                             F-19 - F-26

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration ("SBA"))
White Plains, NY

We have audited the accompanying balance sheet of Winfield Capital Corp. as of March 31, 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in accompanying index of this Form 10-K. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winfield Capital Corp. at March 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its debentures payable to the SBA are currently due as a result of an impairment under SBA regulations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LAZAR LEVINE & FELIX LLP
----------------------------
Lazar Levine & Felix LLP

New York, NY
June 7, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration ("SBA")):

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Winfield Capital Corp. at March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP

New York, NY
June 13, 2003

                             WINFIELD CAPITAL CORP.
                                 BALANCE SHEETS

                                                                    Years Ended March 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
ASSETS

Investments, at value:
    Loans and notes receivable (cost:
        $10,569,529 and $10,365,361, respectively)             $  8,483,825    $  8,371,521
    Equity interests in small business
        concerns (cost: $20,646,641 and
        $22,372,142, respectively)                                9,817,227      10,220,109
    Assets acquired in liquidation
        (cost: $0 and $24,707,
        respectively)                                                    --              --
                                                               ------------    ------------

                  Total investments                              18,301,052      18,591,630

Cash and cash equivalents                                         5,473,063       4,396,206
Short-term marketable securities                                         --       3,454,226
Accrued interest receivable                                          62,070          85,276
Furniture and equipment (net of accumulated
  depreciation of $47,316 and $41,880,
  respectively)                                                      11,088          13,246
Other assets                                                         71,406         115,670
                                                               ------------    ------------

                  Total assets                                 $ 23,918,679    $ 26,656,254
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debentures payable to the U.S. Small
  Business Administration                                      $ 19,536,660    $ 24,650,000
Deferred income                                                     101,922         129,102
Accrued expenses                                                  1,652,353         386,057
                                                               ------------    ------------

                  Total liabilities                              21,290,935      25,165,159
                                                               ------------    ------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock - $.001 par value; Authorized -
      1,000,000 shares; issued and outstanding - none
    Common stock - $.01 par value; Authorized -
      30,000,000 shares at March 31, 2004 and 2003;
          issued and outstanding - 5,346,084 shares
      at March 31, 2004 and 2003                                     53,461          53,461
    Additional paid-in capital                                   18,391,954      19,709,170
    Accumulated deficit                                          (2,902,553)     (4,093,738)
    Unrealized depreciation on investments, net                 (12,915,118)    (14,177,798)
                                                               ------------    ------------

                  Total shareholders' equity                      2,627,744       1,491,095
                                                               ------------    ------------

                  Total liabilities and shareholders' equity   $ 23,918,679    $ 26,656,254
                                                               ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                            STATEMENTS OF OPERATIONS

                                                           Years Ended March 31,
                                              --------------------------------------------
                                                  2004            2003            2002
                                              ------------    ------------    ------------
Investment income:
    Interest from small business concerns     $  1,490,908    $    459,847    $    165,110
    Interest from invested idle funds               50,737         259,946         880,074
    Loan processing fees                                --              --             927
    Other income                                     9,302          10,104          11,293
                                              ------------    ------------    ------------

                  Total investment income        1,550,947         729,897       1,057,404
                                              ------------    ------------    ------------

Expenses:
    Interest                                     1,665,409       1,878,483       1,910,394
    Payroll and payroll-related expenses           609,314         826,850         879,529
    General and administrative expenses            370,068         474,219         448,381
    Professional fees                              173,933         240,689         259,880
    Depreciation and amortization                    5,436         580,113          85,358
    Other operating costs                           44,003          85,831          58,144
                                              ------------    ------------    ------------

                  Total investment expenses      2,868,163       4,086,185       3,641,686
                                              ------------    ------------    ------------

                  Investment loss - net         (1,317,216)     (3,356,288)     (2,584,282)
                                              ------------    ------------    ------------

Realized gains (losses) on investments,
 net                                             1,191,185          16,407      (3,289,935)

Change in unrealized appreciation
    (depreciation) of investments                1,262,680      (2,654,690)     (8,492,858)
                                              ------------    ------------    ------------

                  Gain (loss) on
                    investments, net             2,453,865      (2,638,283)    (11,782,793)
                                              ------------    ------------    ------------

                  Net increase (decrease)
                    in shareholders'
                    equity resulting from
                    operations                $  1,136,649    $ (5,994,571)   $(14,367,075)
                                              ============    ============    ============

Per share net increase (decrease)
    in shareholders' equity resulting
    from operations:

        Basic                                 $       0.21    $      (1.12)   $      (2.69)
                                              ============    ============    ============

        Diluted                               $       0.21    $      (1.12)   $      (2.69)
                                              ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       (Accumulated Deficit)
                                                                         Retained Earnings
                                                                    ---------------------------
                                                                                                    Unrealized
                                                                         Net            Net        Appreciation
                             Common Stock            Additional     Undistributed  Undistributed  (Depreciation) on
                      ---------------------------     Paid-In        Investment      Realized       Investments -
                         Shares         Amount        Capital       Income/(Loss)   Gain/(Loss)         net            Total
                      ------------   ------------   ------------    ------------    ------------    ------------    ------------
Balance - April 1,
2001                     5,346,084   $     53,461   $ 24,753,357    $     76,172    $  1,276,190    $ (3,030,250)   $ 23,128,930

Net (decrease)
  increase
  in shareholders'
  equity
  resulting from
  operations                                                          (2,584,282)     (3,289,935)     (8,492,858)    (14,367,075)

Dividends paid                                                                        (1,276,189)                     (1,276,189)

Reclassification
  as described in
  Note 3                                              (1,770,659)      2,612,856        (842,197)
                      ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - March 31,
2002                     5,346,084         53,461     22,982,698         104,746      (4,132,131)    (11,523,108)      7,485,666

Net (decrease)
  increase
  in shareholders'
  equity
  resulting from
  operations                                                          (3,356,288)         16,407      (2,654,690)     (5,994,571)

Reclassification
  as described in
  Note 3                                              (3,273,528)      3,251,542          21,986
                      ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - March 31,
2003                     5,346,084         53,461     19,709,170              --      (4,093,738)    (14,177,798)      1,491,095

Net (decrease)
  increase
  in shareholders'
  equity
  resulting from
  operations                                                          (1,317,216)      1,191,185       1,262,680       1,136,649

Reclassification
  as described in
  Note 3                                              (1,317,216)      1,317,216
                      ------------   ------------   ------------    ------------    ------------    ------------    ------------


Balance - March 31,
2004                     5,346,084   $     53,461   $ 18,391,954    $         --    $ (2,902,553)   $(12,915,118)   $  2,627,744
                      ============   ============   ============    ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                            Years Ended March 31,
                                                                               --------------------------------------------
                                                                                   2004            2003            2002
                                                                               ------------    ------------    ------------
Operating activities
   Net increase (decrease) in shareholders' equity resulting from operations   $  1,136,649    ($ 5,994,571)   ($14,367,075)
   Adjustments to reconcile net increase (decrease) in shareholders' equity resulting from operations to net cash used in operating activities:
        Realized (gains) losses on investments, net                              (1,191,185)        (16,407)      3,289,935
        Change in unrealized (appreciation) depreciation of investments          (1,255,461)      2,692,012       8,395,076
        Change in unrealized (appreciation) depreciation of
           short-term marketable securities                                          (7,219)        (37,322)         97,782
        Depreciation and amortization of fixed assets                                 5,436           5,685           6,862
        Accretion of interest to face value of notes                               (385,651)       (115,147)             --
        Amortization of debenture costs                                                  --         574,428          78,496
        Decrease in receivable from broker                                               --              --          46,599
        Decrease (increase) in accrued interest receivable                           23,206          74,529        (152,927)
        Decrease (increase) in other assets                                          44,264         (49,519)         (9,244)
        (Increase) in income taxes payable                                               --              --         (23,404)
        (Decrease) in deferred income                                               (27,180)             --              --
        Increase in accrued expenses                                              1,266,296          23,637          33,459
                                                                               ------------    ------------    ------------

            Net cash used in operating activities                                  (390,845)     (2,842,675)     (2,604,441)
                                                                               ------------    ------------    ------------

Investing activities:
   Purchases of short-term marketable securities                                         --      (6,487,954)    (13,735,656)
   Proceeds from the maturity of short-term marketable securities                 3,430,000      15,808,742      16,732,951
   Proceeds from sale of equity interests and return of capital                   2,823,397         920,337       4,524,282
   Investments originated                                                          (154,905)     (7,618,912)       (367,676)
   Proceeds from collection of loans                                                485,828         199,679         102,105
   Acquisition of fixed assets                                                       (3,278)             --         (11,724)
                                                                               ------------    ------------    ------------

            Net cash provided by investing activities                             6,581,042       2,821,892       7,244,282
                                                                               ------------    ------------    ------------

Financing activities:
   Repayment of debentures payable to SBA                                        (5,113,340)             --        (900,000)
   Debenture costs paid                                                                  --              --         (40,000)
   Dividends paid                                                                        --              --      (1,276,189)
                                                                               ------------    ------------    ------------

            Net cash used in financing activities                                (5,113,340)             --      (2,216,189)
                                                                               ------------    ------------    ------------

            Increase (decrease) in cash and cash equivalents                      1,076,857         (20,783)      2,423,652
   Cash and cash equivalents - beginning of year                                  4,396,206       4,416,989       1,993,337
                                                                               ------------    ------------    ------------

             Cash and cash equivalents - end of year                           $  5,473,063    $  4,396,206    $  4,416,989
                                                                               ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                       $    330,392    $  1,878,483    $  1,889,523
                                                                               ============    ============    ============
Supplemental schedule of non-cash investing and financing activities:
  Conversion of loans and notes receivable into equity interests                         --    $      3,125    $     18,370
                                                                               ------------    ------------    ------------
  Receivable from escrow account                                               $         --    $         --    $    197,369
                                                                               ------------    ------------    ------------

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                              FINANCIAL HIGHLIGHTS


                                                     Years Ended March 31,
                                               -------------------------------
                                                   2004               2003
                                               -------------     -------------

Per Share Operating Performance

Shareholders' equity, beginning of period      $         .28     $        1.40
                                               -------------     -------------

Investment loss - net                                  (0.25)            (0.63)

Net realized and unrealized gain (loss)
  on investments                                        0.46             (0.49)
                                               -------------     -------------

Total from investment operations                        0.21             (1.12)
                                               -------------     -------------

Dividends paid                                            --                --
                                               -------------     -------------

Shareholders' equity, end of year              $         .49     $         .28
                                               =============     =============

Per share market value, end of year            $         .42     $         .36
                                               =============     =============

Shares outstanding, end of year                    5,346,084         5,346,084
                                               =============     =============


Ratios/Supplemental Data

Shareholders' equity, end of period            $   2,627,744     $   1,491,095

Ratio of investment expenses to average
   shareholders' equity                               139.27%            94.03%

Ratio of investment loss - net to average
   shareholders' equity                                63.96%            77.24%

                             WINFIELD CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


1.  Organization

             Winfield Capital Corp. (the "Registrant" or the "Company") was incorporated in 1972. The Company is a small business investment company ("SBIC") that was licensed by the U.S. Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). Beginning April 1, 1996, the Company elected to be taxed as a Regulated Investment Company under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

2.  Basis of Presentation

             On April 11, 2003, the Company received notice from the Nasdaq Stock Market, Inc. that effective April 15, 2003 the Company's securities were delisted from the Nasdaq SmallCap Market. The Company's securities became eligible for quotation on the OTC Bulletin Board effective April 15, 2003 with the assigned symbol "WCAP" (see Note 10).

             According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $21.1 million as of March 31, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at March 31, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


3.  Summary of Significant Accounting Policies

    Valuation of Investments

             Securities that are traded on a securities exchange or the Nasdaq National Market, which are not restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date.

             In the fiscal year ended March 31, 2002, the Company, in accordance with the Securities and Exchange Commission Guidelines and the AICPA Audit of Investment Companies Guide, eliminated the blockage discount in calculating the fair market value of its portfolio securities listed on the national exchanges. If the Company had not changed its method of estimating the fair market value of its portfolio securities, the additional loss for the fiscal year 2002 would have been $179,220, or an additional loss of $.03 per share.

             The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 30%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement and trading history of the portfolio company. In some cases, a discount of greater than 30% may be used based upon applicable factors including, but not limited to: 1) whether the portfolio company will be financially solvent at the time such restricted securities become freely tradable, 2) whether the Company has knowledge of material non-public information about the portfolio company which it is not at liberty to disclose in connection with its sale of the securities of such portfolio company and 3) the risk that the portfolio company's securities might be delisted from an exchange or automated trading market with published trading reports. Investments in restricted securities, which have been subjected to a discount as determined by the Board of Directors amounted to $423,514 and $117,940 as of March 31, 2004 and 2003,
    respectively.

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

             Investments in non-public companies (including equity investments, warrants and convertible instruments) are recorded at fair value as determined in good faith by the Board of Directors, after consideration of all pertinent information, including factors such as significant equity financing by sophisticated, unrelated new investors, history of cash flows from operations, the market for comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. The values assigned to these securities are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot reasonably be determined until the individual positions are liquidated.

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

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


             At March 31, 2004 and 2003, the investment portfolio included investments totaling $12,223,604 and $17,631,300, respectively, whose fair values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

             At March 31, 2004 and 2003, all investments were in small business concerns located in the United States of America.

    Realized and Unrealized Gain or Loss

             Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Directors' judgment have become permanently impaired, in whole or in part, are written off, and such amounts are reported as realized losses. For the fiscal years ended March 31, 2004, 2003 and 2002, net realized losses from write-offs after recoveries totaled $12,921, $182,001 and $2,337,716, respectively. All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

             At March 31, 2004 and 2003, the aggregate gross unrealized depreciation of investments was $16,799,648 and $15,171,830, respectively, and the aggregate gross unrealized appreciation of investments was $3,884,530, and $1,001,251, respectively, resulting in a net unrealized depreciation of $12,915,118 and $14,170,579, respectively (excluding unrealized depreciation on short-term marketable securities of $0 and $7,219, respectively).

    Description of Loan Terms

             The Company's loans to small business concerns range up to approximately $5,400,000 in size, typically have a maturity of five years or less, and, in many cases, are convertible into common stock or are accompanied by warrants to purchase common stock of the borrower at a nominal exercise price, subject in most cases to certain conditions.

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

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


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

    Cash and Cash Equivalents

             The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

    Short-term Marketable Securities

             Short-term marketable securities are carried at fair value. Interest income earned on short-term marketable securities for the fiscal years ended March 31, 2004, 2003 and 2002, was $14,589, $238,484, and
    $821,713, respectively.

    Deferred Debenture Costs

             SBA debenture costs were amortized over ten years, which represented the terms of the SBA debentures. See Note 5.

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

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


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

             Had the Company measured compensation expense under SFAS No. 123, there would be no material impact to the net decrease in shareholders' equity resulting from operations or the per share net increase (decrease) in shareholders' equity resulting from operations for the years ended March 31, 2004, 2003 and 2002. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                   Years Ended March 31,
                                                                    ----------------------------------------------
                                                                        2004            2003             2002
                                                                    -------------   -------------    -------------
    Net increase (decrease) in shareholders' equity, as reported    $   1,136,649   $  (5,994,571)   $ (14,367,075)
    Deduct: Total stock-based employee compensation as
      Determined under the fair value based method for all
      awards, net of related tax effects                                       --              --          (17,628)
                                                                    -------------   -------------    -------------
    Pro forma net increase (decrease) in shareholders' equity       $   1,136,649   $  (5,994,571)   $ (14,384,703)

       Basis - as reported                                          $        0.21   $       (1.12)   $       (2.69)

       Basis - pro forma                                            $        0.21   $       (1.12)   $       (2.69)

             The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal year ended 2002 - expected volatility was 132%; risk-free interest of approximately 4.3%; and expected lives ranging from 3 to 6 years.

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

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


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

    Use of Estimates

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the valuation of investments. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

             On July 30, 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. This new standard does not currently have any impact on the Company's operating results and financial position.

             On December 31, 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. This standard amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and provides guidance to companies electing to voluntarily change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. This new standard does not currently have any impact on the Company's operating results and financial position.

             During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133,"Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This new standard does not currently have any impact on the Company's operating results and financial position.

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


             In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132 (revised
    2003)"), effective for fiscal years beginning after December 15, 2002, subject to certain exemptions. SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company adopted SFAS 132 (revised 2003) as of January 1, 2003. The effect of the adoption of this Statement was not material.

4.  Fair Value of Financial Statements:

    Short-term marketable securities

             As of March 31, 2004 and 2003, short-term marketable securities consisted of the following:

                                                     Years Ended March 31,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
    U.S. Government obligations                  $         --   $  1,299,597
    Certificates of deposit                                --      2,154,629
                                                 ------------   ------------
                                                 $         --   $  3,454,226
                                                 ============   ============

             As of March 31, 2004 and 2003, unrealized depreciation on short-term marketable securities was $0 and $7,219, respectively.

    Debentures payable to the U.S. Small Business Administration

             The carrying amount of the Company's debentures payable to the SBA approximates fair value.

    Option Contracts

             Beginning in January 2001, the Company utilized put and call option contracts to minimize market risks of its investments in publicly held companies. The unrealized net appreciation was presented at fair value based on the market price of exchange listed options. During the fiscal year ended March 31, 2002, all option contracts became due. As of March 31, 2004, the Company has no option contracts outstanding as part of its portfolio.

5.  Debentures Payable to the U.S. Small Business Administration:

             Debentures payable to the SBA at March 31, 2004, with interest payable semi-annually, consisted of the following:

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


                                                        Interest Rate
                      Amount           Due Date          (per annum)
                   ------------        --------          -----------

                   $    750,000        9/1/2005             6.875%
                        600,000        9/1/2005             6.875%
                      5,000,000        6/1/2006             7.710%
                      3,000,000        3/1/2009             6.240%
                      4,000,000        3/1/2009             6.240%
                      1,186,660        9/1/2009             7.220%
                      5,000,000        3/1/2011             6.353%
                   ------------
                   $ 19,536,660
                   ============

             Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA. In February 2002, the Company paid a non-refundable commitment fee of $40,000 to the SBA to reserve $4,000,000 of SBA Guaranteed Debentures. As of March 31, 2003, the Company has not drawn on this commitment.

             On April 30, 2003, the SBA notified the Company that it was no longer in compliance with the SBA's capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. Based on this non-compliance, the SBA has accelerated the maturity date of the Company's debentures to a single demand note including accrued interest. Interest payments are no longer due on a semi-annual basis, but interest continues to accrue. As such, the total remaining balance of debt issuance costs of $496,214 was accelerated at March 31, 2003 due to the acceleration of the indebtedness.

6.  Commitments and Contingencies:

             The Company has an operating lease on its office facility which expires in February 2008. Rent expense was $46,647, $46,150, and $45,291 for the years ended March 31, 2004, 2003 and 2002, respectively. The following are the minimum rental commitments for the next four fiscal years:

                    Fiscal Year Ending              March 31,
                    ------------------              ---------
                           2005                     $  47,624
                           2006                        47,421
                           2007                        51,220
                           2008                        48,644
                                                    ---------
                                                    $ 194,909
                                                    =========

             The Company has an employment agreement with an officer which provides for an annual compensation of $306,180 which expires on October 31, 2004.

7.  Stock Option Plan:

             In October 1995, which was subsequently amended by the shareholder vote in September 1997, the Company adopted the 1995 stock option plan (the "Plan") under which 1,250,000 shares of common stock were reserved for issuance pursuant to options granted under the Plan. Under the Plan, options intended to qualify as "incentive stock options" under Section 422 of the code ("Qualified Options"), options not intended to qualify as qualified options, stock appreciation rights ("SARs") and shares of Restricted Common Stock may be granted or issued.

             Qualified Options granted to Eligible Employees (as defined in the Plan) will be exercisable at a price equal to the fair market value of the shares at the time the Qualified Option is granted, or, if no such market value is determinable, at the current net asset value of such shares, except for options granted to any employee who owns 10% or more of the outstanding

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


    stock of the Company ("10% shareholder"), for which the exercise price may not be less than 110% of the current fair market value of the common stock. If the aggregate fair market value (determined at the time the Qualified Option is granted) of the shares exercisable for the first time by any grantee during any calendar year exceeds $100,000, such excess shares may not be treated as a Qualified Option. No Qualified Option may be exercised more than 10 years after the date on which it is granted. In the case of an option granted to a 10% shareholder, such period may not exceed five years.

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

             Stock option activity for the past three years has been as follows:

                                     2004                      2003                      2002
                           ------------------------   -----------------------   -----------------------
                                          Average                   Average                   Average
                                          Exercise                  Exercise                  Exercise
                             Shares        Price        Shares       Price        Shares       Price
                           ----------    ----------   ----------   ----------   ----------   ----------
    Balance,                  874,563    $     1.19      874,563   $     1.19      862,563   $     1.17
    beginning of
      fiscal year
    Granted                        --                         --                    12,000         1.68
    Exercised
    Expired                    (8,000)         5.00           --                        --
                           ----------                 ----------                ----------
    Balance, end of
      fiscal year             866,563          1.15      874,563         1.19      874,563         1.19
                           ==========                 ==========                ==========
    Options
      exercisable at
      end of fiscal year      778,563    $     1.14      778,563   $     1.14      778,563   $     1.14
                           ==========                 ==========                ==========

             During the year 2002, the Board of Directors approved the extension of the expiration date of 856,563 stock options for an additional number of years up to the maximum ten years stipulated in the Plan. In accordance with

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


    Financial Accounting Standard Board Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion Number 25", no compensation cost was incurred with the extension as the exercise prices were higher than their fair value at the date of modification.

             The following table summarizes information about the stock options outstanding as of March 31, 2004:

                                                                                                 Options
                                             Options Outstanding                               Exercisable
                       ----------------------------------------------------------------     ------------------
    Exercise price     Number outstanding   Weighted-average remaining contractual life     Number exercisable
    --------------     ------------------   -------------------------------------------     ------------------
        $ 1.11                464,277                         3.99                                404,277
        $ 1.16                366,286                         1.13                                366,286
        $ 1.50                  4,000                         3.14                                  4,000
        $ 1.53                 20,000                         2.92                                  4,000
        $ 1.68                 12,000                         2.70                                     --
                             --------                                                           ---------
                              866,563                                                             778,563
                             ========                                                           =========

8.  Concentration of Credit and Market Risk:

             Financial instruments that potentially subject the Company to concentrations of credit risk consisted of cash and cash equivalents and short-term marketable securities of $5,473,063 and $7,850,432 at March 31, 2004 and 2003, respectively. Cash is invested with banks in amounts, which, at times, exceed insurable limits. Short-term marketable securities are invested in U.S. government obligations and certificates of deposits. As of March 31, 2004, 93% of the Company's total investment value was held in six notes and equity securities: Accent Optical Technologies, Inc., J.L. French Automotive Castings, Inc., Comdial Corporation, Open Solutions, Inc. and Petroleum Place, Inc. and Engenia Software, Inc.

             As of March 31, 2003, 87% of the Company's total investment value was held in seven notes and equity securities, Accent Optical Technologies, Inc., Engenia Software, Inc., Evoke Software Corporation, Open Solutions, Inc., Petroleum Place, Inc., Comdial Corporation, and J.L. French Automotive Castings, Inc.

9.  Earnings (Loss) Per Common Share:

                                                                        Years Ended March 31,
                                                             ------------------------------------------
                                                                 2004           2003           2002
                                                             ------------   ------------   ------------
    Net earnings (loss) available for common stock
        equivalent shares deemed to have a dilutive effect   $  1,136,649   $ (5,994,571)  $(14,367,075)
                                                             ============   ============   ============
    Per share net increase (decrease)
        in shareholders' equity resulting from operations
        Basic                                                $       0.21   $      (1.12)  $      (2.69)
                                                             ============   ============   ============
        Diluted                                              $       0.21   $      (1.12)  $      (2.69)
                                                             ============   ============   ============
    Shares used in computation:
        Basic
           Weighted average common shares                       5,346,084      5,346,084      5,346,084
                                                             ============   ============   ============


        Diluted
            Weighted average common shares                      5,346,084      5,346,084      5,346,084
                                                             ============   ============   ============
            Common stock equivalents                             -A-            -A-            -A-
                                                             ------------   ------------   ------------
                                                                5,346,084      5,346,084      5,346,084
                                                             ============   ============   ============

    (A) For the years ended March 31, 2004, 2003 and 2002, the effect of exercising the outstanding stock options would have been anti-dilutive and, therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002


10.  Nasdaq Stock Market, Inc. ("Nasdaq") Letters and Delisting:

             On June 17, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, the Company's stock had not maintained the minimum Market Value of Publicly Held Shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2)(the "Rule") on the Nasdaq National Market.

             On July 23, 2002, the Company received notice from Nasdaq that for the preceding 10 consecutive trading days, the Company's common stock had not maintained the minimum $1.00 per share as required for continued inclusion by Marketplace Rule 4450(a)(5)(the 'Rule') on the Nasdaq National Market.

             On September 25, 2002, the Company was notified that the staff of the Nasdaq Listing Qualifications Department had approved the Company's application to transfer the listing of its common stock $0.01 par value, from the Nasdaq National Market to the Nasdaq SmallCap Market.

             On January 22, 2003, the Company received a determination of the staff (the "Staff Determination") of the Nasdaq Listing Qualifications Department (the "Staff") indicating that the Company failed to comply with the minimum bid price of its common stock requirement for continued listing set forth in Marketplace Rule 4450(a)(5) and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market effective January 31, 2003. The Company was granted a hearing on March 6, 2003 before a Nasdaq Listing Qualification Panel (the "Panel") to review the Staff Determination. This hearing stayed the delisting of the Company's common stock pending the Panel's decision.

             On April 11, 2003, effective April 15, 2003, the Company received notice from Nasdaq that the Company's securities were delisted from the Nasdaq SmallCap Market. The Company's securities are quoted on the OTC Bulletin Board effective April 15, 2003 with the assigned symbol "WCAP".

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 2004


Loans and Notes Receivable

                                            Loan
                                          Maturity     Interest                    Fair         % of Net
Company Name            Industry            Date       Rate (%)      Cost          Value         Assets
------------------    ------------        --------    ---------   -----------   -----------   -----------
Loans
D&S Diner Rte 7         Restaurant        16-Oct-00     16.25     $    24,049   $        --           0.0%
  Cobleskill Diner
  Corp. (a) (b)
H. Lockings Corp.
  (a) (b)               Food Service      19-Jul-95     16.25          25,976        25,976           1.0%
Horizon Medical         Medical
  Products, Inc.          Devices         16-Jul-05      8.00         246,250       246,250           9.4%
HPA Monon Corp.         Trailer
  (a) (c)                 Manufacturer    15-Mar-02     12.00       2,000,000            --           0.0%
Phone Management        Communication     18-Sep-01      None          61,655            --           0.0%
  Enterprises Inc. (a)
Comdial Corporation     Communication     27-Mar-06     12.00       1,973,503     1,973,503          75.1%
J.L. French
  Automotive            Automotive        31-Dec-07     19.00       5,937,802     5,937,802         226.0%
  Castings, Inc.
Engenia Software,       Software
  Inc.                    Design          31-Dec-04      8.00         245,658       245,658           9.3%

Notes Receivable
John Papakonstantis     Restaurant        17-Jul-17     10.00          54,636        54,636           2.1%
                                                                  -----------   -----------   -----------
    Total Loans and Notes Receivable                              $10,569,529   $ 8,483,825         322.9%
                                                                  ===========   ===========   ===========

---------------------------
(a) Non-income producing or past due as to required principal and/or interest.
(b) Foreclosed upon
(c) Declared Chapter 7 bankruptcy

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2003


Loans and Notes Receivable

                                            Loan
                                          Maturity     Interest                    Fair         % of Net
Company Name            Industry            Date       Rate (%)      Cost          Value         Assets
------------------    ------------        --------    ---------   -----------   -----------   -----------
Loans
D&S Diner Rte 7         Restaurant        16-Oct-00     16.25     $    24,049   $        --           0.0%
  Cobleskill Diner
  Corp. (a) (b)
H. Lockings Corp.       Food Service      19-Jul-95     16.25          21,450        21,450           1.4%
Horizon Medical         Medical
  Products, Inc.          Devices         16-Jul-05      6.00         246,875       246,875          16.6%
HPA Monon Corp.         Trailer
  (a) (c)                 Manufacturer    15-Mar-02     12.00       2,000,000            --           0.0%
No-Name Deli/           Food Service      01-Aug-93     16.50         131,747       161,746          10.8%
  Grocery, Inc. (a)(b)
Phone Management        Communication     18-Sep-01      None          61,655            --           0.0%
  Enterprises Inc. (a)
Comdial Corporation     Communication     27-Sep-05     12.00       1,955,835     1,955,835         131.2%
J.L. French
  Automotive            Automotive        31-Dec-07     19.00       5,532,614     5,532,614         371.0%
  Castings, Inc.
Engenia Software,       Software          31-Dec-04      8.00          90,753        90,753           6.1%
  Inc.                    Design

Notes Receivable
Gabriel Lamana          Real Estate       01-Mar-04     11.50          20,023        20,023           1.3%
957 South Elmora        Real Estate       01-Dec-04      6.68          85,678        85,678           5.7%
  Inc. (a)
John Papakonstantis     Restaurant        17-Jul-17     10.00          56,547        56,547           3.8%
Vassar Development      Real Estate       07-Apr-03     10.00         138,135       200,000          13.4%
  Corp.                                                           -----------   -----------   -----------

    Total Loans and Notes Receivable                              $10,365,361   $ 8,371,521         561.3%
                                                                  ===========   ===========   ===========

---------------------------
(a) Non-income producing or past due as to required principal and/or interest.
(b) Foreclosed upon
(c) Declared Chapter 7 bankruptcy

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2004

Equity Interests

                                                                      Cost or
                                                                    Contributed          Fair           % of Net
Company Name             Industry            No. of Shares             Value             Value           Assets
--------------        --------------        ---------------         ------------      -----------      ----------
Accent Optical        Optoelectronics       585,366 Shares,         $  1,200,000      $   600,000            22.8%
  Technologies,                              Unregistered
  Inc.                                      Series A Preferred
                                             Stock
Bigfoot               E-Marketing           177,815 Shares,              518,364          185,369             7.1%
  Interactive, Inc.   Services               Unregistered
                                             Series B Preferred
                                             Stock
                                            127,901 Shares,
                                             Unregistered
                                             Series C Preferred
                                             Stock
Comdial               Communication         352,000 Shares,              103,680          421,144            16.0%
  Corporation (a)                            Common Stock
Commerce One,         Enterprise            25,401 Shares,               295,359           40,896             1.6%
  Inc. (a)            Procurement            Common Stock
                      Software              33,112 Shares,               499,998           53,310             2.0%
                                             Common Stock
Creative Foods,       Specialty             Warrant to Purchase               --            2,370             0.1%
  Inc. (a)            Baking                 Common Stock
divine, inc. (b)      Collaboration,        12,342 Shares,               500,000               --             0.0%
                      Interaction &          Common Stock
                      Knowledge             3,918 Shares,              1,274,422               --             0.0%
                      Solutions              Common Stock
Engenia               Collaborative         418,680 Shares,            2,600,002          700,002            26.6%
  Software, Inc.      Services               Unregistered Series
                      Software               C Preferred Stock
etang.com, Inc.       Internet              11,306 Shares,               412,504               --             0.0%
                      Service                Unregistered Common
                      Provider               Stock
Evoke Software        Data                  1,219,512 Shares,          2,500,000          120,000             4.6%
  Corporation         Management             Unregistered Series
                      Software               E Preferred Stock
                                            2,151,470 Shares,             47,840           47,840             1.8%
                                             Unregistered Series
                                             AA Preferred Stock
                                            6,454,409 Shares,             59,087           59,087             2.2%
                                             Unregistered Series
                                             AA Preferred Stock
Homepoint             Home                  10,875 Shares,               682,852          105,000             4.0%
  Corporation         Furnishings            Unregistered Series B
                      Management             Preferred Stock
                      Software

---------------------------------
(a) Publicly traded at March 31, 2004
(b) Delisted at March 31, 2004

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2004

Equity Interests

                                                                      Cost or
                                                                    Contributed          Fair           % of Net
Company Name             Industry            No. of Shares             Value             Value           Assets
--------------        --------------        ---------------         ------------      -----------      ----------
InfoSpace.com,        Internet              4,011 Shares,           $    400,129      $   155,908             5.9%
  Inc. (a)            Infrastructure          Common Stock
                      Services              501 Shares,                   50,000           19,474             0.7%
                                              Common Stock
Independence          Brewing               949,941 Shares,                4,755               --             0.0%
  Brewing Co. (b)                             Common Stock
J. L. French          Automotive            227,869 Warrants to            2,800            2,800             0.1%
  Automotive                                  Purchase Common
  Castings, Inc.                              Stock
MarketFirst           E-Marketing           938,881 Shares,              999,908               --             0.0%
  Software, Inc.      Solutions               Unregistered Series
                                              D Preferred Stock
myGeek.com, Inc.      On-Line Personal      287,969 Shares,            1,000,000          100,000             3.8%
                      Shopper                 Unregistered Series
                                              A Preferred Stock
NeoPlanet, Inc.       Branding              62,448 Shares,               750,000           19,689             0.8%
                      Solutions               Unregistered Series
                                              B Preferred Stock
Open Solutions,       Electronic            240,582 Shares,            2,044,949        5,309,645           202.1%
  Inc. (a)            Commerce Banking        Common Stock
                      & Enterprise
                      Processing
                      Applications
Petroleum Place,      Energy Internet       25,372 Shares,             1,499,992        1,799,992            68.5%
  Inc.                Marketplace and         Unregistered Series
                      Portal                  C Preferred Stock
Primedia, Inc. (a)    Special Interest      27,667 Shares,               500,000           74,701             2.8%
                      Magazine Publisher      Common Stock
Streaming Media       Rich Media            586,667 Shares,            2,200,000               --             0.0%
  Corporation         Delivery                Unregistered Series
                                              A Preferred Stock
U.S. Wireless         Internet-based        83,333 Shares,               500,000               --             0.0%
  Data, Inc. (a)      Wireless                Common Stock          ------------      -----------      ----------
                      Transaction
                      Processing

    Total Equity Interests                                          $ 20,646,641      $ 9,817,227           373.5%
                                                                    ============      ===========      ==========

---------------------------------
(a) Publicly traded at March 31, 2004
(b) Delisted at March 31, 2004

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2003

Equity Interests

                                                                      Cost or
                                                                    Contributed          Fair           % of Net
Company Name             Industry            No. of Shares             Value             Value           Assets
--------------        --------------        ---------------         ------------      -----------      ----------
Accent Optical        Optoelectronics       585,366 Shares,         $  1,200,000      $ 1,200,000            80.5%
  Technologies,                               Unregistered
  Inc.                                        Series A Preferred
                                              Stock
Bigfoot               E-Marketing           177,815 Shares,              518,364          185,369            12.4%
  Interactive, Inc.   Services                Unregistered
                                              Series B Preferred
                                              Stock
                                            127,901 Shares,
                                              Unregistered
                                              Series C Preferred
                                              Stock
Comdial               Communication         352,000 Shares,              103,680           75,429             5.1%
  Corporation (a)                             Common Stock
Commerce One,         Enterprise            25,401 Shares,               295,359           42,420             2.8%
  Inc. (a)            Procurement             Common Stock
                      Software              33,112 Shares,               499,998           55,297             3.7%
                                              Common Stock
Creative Foods,       Specialty               Warrant to Purchase             --              886             0.1%
  Inc. (a)            Baking                  Common Stock
divine, inc. (b)      Collaboration,        12,342 Shares,               500,000               --             0.0%
                      Interaction &           Common Stock
                      Knowledge             3,918 Shares,              1,274,422               --             0.0%
                      Solutions               Common Stock
Engenia               Collaborative         418,680 Shares,            2,600,002        1,300,002            87.2%
  Software, Inc.      Services                Unregistered Series
                      Software                C Preferred Stock
etang.com, Inc.       Internet              11,306 Shares,               412,504               --             0.0%
                      Service                 Unregistered Common
                      Provider                Stock
Evoke Software        Data                  1,219,512 Shares,          2,500,000        1,250,000            83.8%
  Corporation         Management              Unregistered Series
                      Software                E Preferred Stock
                                            2,151,470 Shares,             47,840           47,840             3.2%
                                              Unregistered Series
                                              AA Preferred Stock
                                            6,454,409 Shares,             59,087           59,087             4.0%
                                              Unregistered Series
                                              AA Preferred Stock
Hewlett-Packard       Computer              27,818 Shares,               491,882          432,570            29.0%
  Company (a)         Hardware &              Common Stock
                      Storage

---------------------------------
(a) Publicly traded at March 31, 2003
(b) Delisted at March 31, 2003

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2003

Equity Interests

                                                                      Cost or
                                                                    Contributed          Fair           % of Net
Company Name             Industry            No. of Shares             Value             Value           Assets
--------------        --------------        ---------------         ------------      -----------      ----------
Homepoint             Home                  10,875 Shares,          $    682,852      $   105,000             7.0%
  Corporation         Furnishings             Unregistered Series
                      Management              B Preferred Stock
                      Software
Horizon Medical       Medical Devices       312,500 Shares,                3,125           41,625             2.8%
  Products, Inc. (a)                          Common Stock
InfoSpace.com,        Internet              4,011 Shares,                400,129           43,439             2.9%
  Inc. (a)            Infrastructure          Common Stock
                      Services              501 Shares,                   50,000            5,426             0.4%
                                              Common Stock
Independence          Brewing               949,941 Shares,                4,755               --             0.0%
  Brewing Co. (b)                             Common Stock
J. L. French          Automotive            227,869 Warrants to            2,800            2,800             0.0%
  Automotive                                  Purchase Common
  Castings, Inc.                              Stock
MarketFirst           E-Marketing           938,881 Shares,              999,908               --             0.2%
  Software, Inc.      Solutions               Unregistered Series
                                              D Preferred Stock
myGeek.com, Inc.      On-Line Personal      287,969 Shares,            1,000,000          100,000             6.7%
                      Shopper                 Unregistered Series
                                              A Preferred Stock
NeoPlanet, Inc.       Branding              62,448 Shares,               750,000           19,689             1.3%
                      Solutions               Unregistered Series
                                              B Preferred Stock
Open Solutions,       Electronic            281,116 Shares,            2,620,000        3,490,000           234.1%
  Inc. (a)            Commerce Banking        Unregistered Series
                      & Enterprise            F Preferred Stock
                      Processing
                      Applications
Petroleum Place,      Energy Internet       25,372 Shares,             1,499,992        1,499,992           100.6%
  Inc.                Marketplace and         Unregistered Series
                      Portal                  C Preferred Stock
Pinnacor Inc. (a)     Digital Content       133,333 Shares,              470,400          138,266             9.3%
                      Network                 Common Stock
                                            31,849 Shares,               185,043           38,856             2.6%
                                              Common Stock
Primedia, Inc. (a)    Special Interest      27,667 Shares,               500,000           67,784             4.5%
                      Magazine Publisher      Common Stock
Streaming Media       Rich Media            586,667 Shares,            2,200,000               --             0.0%
  Corporation         Delivery                Unregistered Series
                                              A Preferred Stock

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2003

Equity Interests

                                                                      Cost or
                                                                    Contributed          Fair           % of Net
Company Name             Industry            No. of Shares             Value             Value           Assets
--------------        --------------        ---------------         ------------      -----------      ----------
U.S. Wireless         Internet-based        83,333 Shares,          $    500,000           18,332            1.2%
  Data, Inc. (a)      Wireless                Common Stock
                      Transaction
                      Processing                                    ------------      -----------      ----------

    Total Equity Interests                                          $ 22,372,142      $10,220,109           685.4%
                                                                    ============      ===========      ==========

---------------------------------
(a) Publicly traded at March 31, 2003
(b) Delisted at March 31, 2003
                                      F-25

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2003


Assets Acquired in Liquidation

                                                                     March 31, 2003
                                                     --------------------------------------------
                                                                        Fair           % of Net
                                                         Cost           Value           Assets
                                                     ------------    ------------    ------------
Company Name
------------
Suburban Enterprises, Inc.                           $     24,707    $         --             0.0%
                                                     ------------    ------------    ------------

    Total Assets Acquired in Liquidation             $     24,707    $         --             0.0%
                                                     ============    ============    ============

                                      F-26