Form 10-Q
period 2004-06-30
WINFIELD CAPITAL CORP
filed 2004-08-12
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       OR

 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -----------------------

Commission File Number 33-94322

                             WINFIELD CAPITAL CORP.

Incorporated in the                                IRS Employer Identification
State of New York                                  Number   13-2704241
                                                           -------------

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-6-2 of the Exchange Act).

                                 Yes [ ] No [X]


Registrant had 5,346,084 shares of common stock outstanding as of June 30, 2004.


--------------------------------------------------------------------------------

                        This report consists of 20 pages

                             Winfield Capital Corp.
                           Form 10-Q Quarterly Report


                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Statements of Operations -
              Three Months ended June 30, 2004 and 2003                      3

          Condensed Balance Sheets - as of
              June 30, 2004 and March 31, 2004                             4-5

          Condensed Statements of Cash Flows -
              Three Months Ended June 30, 2004 and 2003                      6

          Notes to Condensed Financial Statements                          7-9

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                              10-12

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                             13

Item 4.   Controls and Procedures                                           14

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15

Item 2.   Changes in Securities and Use of Proceeds                         15

Item 3.   Defaults Upon Senior Securities                                   15

Item 4.   Submission of Matters to a Vote of Security Holders               15

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15

Signature                                                                   16

Exhibit 31.1 - Section 302                                                  17

Exhibit 31.2 - Section 302                                                  18

Exhibit 32.1 - Section 906                                                  19

Exhibit 32.2 - Section 906                                                  20

Item 1.
                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================
                                   (unaudited)


                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
Investment income
    Interest from small business concerns              $  362,791    $  343,177
    Interest from invested idle funds                      10,476        23,325
    Other income                                               --         2,625
                                                       ----------    ----------

          Total investment income                         373,267       369,127
                                                       ----------    ----------

Expenses
    Interest                                              361,448       438,955
    Payroll and payroll-related expenses                  141,077       152,430
    General and administrative expenses                    65,073        94,560
    Other operating expenses                              100,783        83,308
                                                       ----------    ----------

          Total investment expenses                       668,381       769,253
                                                       ----------    ----------

          Investment loss - net                          (295,114)     (400,126)

Realized gain on investments                              314,213        91,037
Change in unrealized depreciation of
    investments                                          (566,599)      485,847
                                                       ----------    ----------

          Net (decrease) increase in shareholders'
              equity resulting from operations         ($ 547,500)   $  176,758
                                                       ==========    ==========

Per share net (decrease) increase in
    shareholders equity resulting from operations

Basic                                                  ($    0.10)   $     0.03
                                                       ==========    ==========

Diluted                                                ($    0.10)   $     0.03
                                                       ==========    ==========

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================


                                     ASSETS
                                     ------

                                                       June 30,       March 31,
                                                         2004           2004
                                                     ------------   ------------
                                                      (unaudited)
Investments at value:
    Loans and notes receivable                       $  8,647,927   $  8,483,825
    Equity interests in small business
      concerns                                          7,843,631      9,817,227
                                                     ------------   ------------

             Total investments                         16,491,558     18,301,052

Cash and cash equivalents                               6,940,942      5,473,063
Due from broker                                           202,441             --
Accrued interest receivable                                62,066         62,070
Furniture and equipment (net of
    accumulated depreciation of
    $48,528 at June 30, 2004
    and $47,316 at March 31, 2004)                          9,876         11,088

Other assets                                               43,215         71,406
                                                     ------------   ------------

             Total assets                            $ 23,750,098   $ 23,918,679
                                                     ============   ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                    June 30,        March 31,
                                                      2004             2004
                                                  ------------     ------------
                                                  (unaudited)
Liabilities
  Debentures payable to the U.S. Small
    Business Administration                       $ 19,536,660     $ 19,536,660
  Deferred income                                       95,127          101,922
  Accrued expenses                                   2,038,067        1,652,353
                                                  ------------     ------------

           Total liabilities                        21,669,854       21,290,935
                                                  ------------     ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value;
    Authorized 1,000,000 shares;
    Issued and outstanding - none
  Common stock - $.01 par value;
    Authorized - 30,000,000 shares;
    Issued and outstanding - 5,346,084
    shares at June 30, 2004 and
    at March 31, 2004                                   53,461           53,461
  Additional paid-in capital                        18,391,954       18,391,954
  Accumulated deficit                               (2,883,454)      (2,902,553)
  Unrealized depreciation on investments -
    Net                                            (13,481,717)     (12,915,118)
                                                  ------------     ------------

           Total shareholders' equity                2,080,244        2,627,744
                                                  ------------     ------------

           Total liabilities and
             shareholders' equity                 $ 23,750,098     $ 23,918,679
                                                  ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ==================================
                                   (unaudited)


                                                        Three Months Ended
                                                   ----------------------------
                                                     June 30,        June 30,
                                                       2004            2003
                                                   ------------    ------------

Cash flows from operating activities
  Net (decrease) increase in shareholders'
    equity resulting from operations               ($   547,500)   $    176,758
  Adjustments to reconcile net (decrease)
    increase in shareholders' equity
    resulting from operations to net cash
    provided by (used in) operating activities:
  Amortization of deferred income                        (6,795)         (6,795)
  Change in unrealized depreciation
    on investments                                      566,599        (485,847)
  Realized gain on investments                         (314,213)        (91,037)
  Depreciation and amortization                           1,212           1,277
  Accretion of interest to face value
    of notes                                           (109,661)        (93,180)
  Changes in assets and liabilities
    Accrued interest receivable                               4        (162,244)
    Other assets                                         28,191          44,259
    Accrued expenses                                    385,714         402,787
                                                   ------------    ------------

Net cash provided by (used in) operating
             activities                                   3,551        (214,022)
                                                   ------------    ------------

Cash flows from investing activities
  Proceeds from short-term marketable
    securities                                               --       1,300,000
  Proceeds from sale of investments/return
    of capital                                        1,518,769              --
  Investments originated                                (54,949)             --
  Proceeds from collection of loans                         508         321,293
                                                   ------------    ------------

         Net cash provided by investing
             activities                               1,464,328       1,621,293
                                                   ------------    ------------

Increase in cash and cash equivalents                 1,467,879       1,407,271

Cash and cash equivalents - beginning
         of period                                    5,473,063       4,396,206
                                                   ------------    ------------

Cash and cash equivalents - end of period          $  6,940,942    $  5,803,477
                                                   ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note - 1          Interim Financial Statements

                  The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Note - 2          (Loss) Earnings per Common Share:

                  The computation of basic and diluted (loss) income per common share is as follows:

                                                               Three Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------
                  Net (loss) income available for
                    common stock equivalent shares
                    deemed to have a dilutive effect     ($   547,500)   $    176,758
                                                         ============    ============
                  (Loss) income per common share
                      Basic                              ($      0.10)   $       0.03
                                                         ============    ============
                      Diluted                            ($      0.10)   $       0.03
                                                         ============    ============
                  Shares used in computation:
                      Basic:
                        Weighted average common shares      5,346,084       5,346,084
                                                         ============    ============
                      Diluted:
                        Weighted average common shares      5,346,084       5,346,084
                        Common stock equivalents               A               A
                                                         ------------    ------------

                                                            5,346,084       5,346,084
                                                         ============    ============

                  (A) For the three months ended June 30, 2004 and June 30, 2003, the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note - 3          Income Taxes

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

Note - 4          Commitments and Contingencies

                  According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $21.5 million as of June 30, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note - 4          Commitments and Contingencies (Continued)

                  less than their carrying value at June 30, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows which raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

Note - 5          The Nasdaq Stock Market, Inc.

                  On April 11, 2003, the Company received notice from the Nasdaq Stock Market, Inc. that effective April 15, 2003 the Company's securities were delisted from the Nasdaq Smallcap Market. The Company's securities are quoted on the OTC Bulletin Board effective April 15, 2003 with the assigned symbol "WCAP".

Note - 6          Stock-Based Employee Compensation Plan

                  At June 30, 2004, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the three months ended June 30, 2004 and 2003, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

Note - 7          Subsequent Events

                  In July 2004, the Company sold its entire loan and equity position in J.L. French Automotive Castings, Inc. for $6,498,374 plus accrued interest at the settlement date for a realized gain of approximately $547,000. In July 2004, the Company also sold a portion of its equity position in Open Solutions, Inc. for a realized gain of approximately $254,000.

Item 2.
                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Results of Operations
---------------------

Three Months Ended June 30, 2004 and June 30, 2003
--------------------------------------------------

Investment Income
-----------------

Investment income increased by $4,140 to $373,267 for the three month period ended June 30, 2004 from $369,127 for the same period ended June 30, 2003. This primarily reflected an increase in interest from small business concerns of $19,614 as a result of the Company's increased investments in loans. Interest from idle funds decreased by $12,849 as a result of a decrease in idle funds that were invested. Other income decreased by $2,625.

Interest Expense
----------------

Interest expense decreased by $77,507 to $361,448 for the three month period ended June 30, 2004 from $438,955 for the same period ended June 20, 2003 as a result of the repayment of debentures to the U.S. Small Business Administration.

Operating Expenses
------------------

The Company's operating expenses decreased from $330,298 for the three months ended June 30, 2003 to $306,933 for the three months ended June 30, 2004. Payroll and payroll related expenses decreased by $11,353 due to the elimination of a clerical position. Directors fees decreased by $20,750, insurance expense decreased by $26,423 and stock record costs decreased by $7,136, offset by an increase in professional fees of $45,432. There were miscellaneous net decreases of $3,135.

Realized Gain on Disposition of Investments
-------------------------------------------

The Company realized a $314,213 net gain on the sale of its entire equity position in one portfolio company and a portion of its equity position in another portfolio company in the first quarter of fiscal 2005. In the first quarter of fiscal 2004, the Company realized a $91,037 gain on the sale of its entire equity position in one portfolio company.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was an increase in unrealized depreciation of $566,599 principally related to the decrease in fair value of four portfolio companies for the three months ended June 30, 2004 compared to a decrease in unrealized depreciation of investments of $485,847 (or $484,963 excluding short-term marketable securities) for the three months ended June 30, 2003, principally related to the increase in fair value of three portfolio companies.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, the Company held cash and cash equivalents totaling
$6,940,942.

According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $21.5 million as of June 30, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale which may result in proceeds less than their carrying value at June 30, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


flows which raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

Forward-Looking Statements
--------------------------

This report and accompanying notes to the financial statements may contain forward-looking statements. For this purpose, any statements contained in this report and accompanying notes to the financial statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "could," "would," "should", "expect," "believe," "anticipate," "estimate," "continue," "provided," or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. The Company operates in a changing environment in which new factors can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including without limitation those identified in the Company's Annual Report on Form 10-K, which could cause actual results to differ from those projected. The Company disclaims any obligation to update any forward-looking statements.

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

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ==========================================================


Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

A portion of the Company's investment portfolio consists of fixed- rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of June 30, 2004, the Company had no publicly-traded debt securities in its portfolio.

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of June 30, 2004, the Company had no option contracts outstanding as part of its portfolio.

                             WINFIELD CAPITAL CORP.
                             CONTROLS AND PROCEDURES
                             =======================


Item 4.

Controls and Procedures
-----------------------

(a)      Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated, under the supervision of its chief executive officer and chief financial officer, the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company's management, including its chief executive officer and chief financial officer, has concluded that as of the date of the evaluation its disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

(b)      Changes in Internal Controls over Financial Reporting
         -----------------------------------------------------

         There have been no changes in the Company's internal controls over financial reporting that occurred during the first quarter of the fiscal year ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ===========================


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                None.

Item 2.         Changes in Securities and Use of Proceeds

                None.

Item 3.         Defaults Upon Senior Securities

                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                None.

Item 5.         Other Information

                None.

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

                a.       Exhibits
                         --------

                         Exhibit 31.1 Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer

                         Exhibit 31.2 Rule 13a-14(a)/15d-14(a)Certification of Chief Financial Officer

                         Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

                         Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

                b.       Reports on Form 8-K
                         -------------------

                         No reports on Form 8-K were filed during the first quarter of the Registrant's fiscal year ending March 31, 2005.

                             WINFIELD CAPITAL CORP.
                      PART II - OTHER INFORMATION CONTINUED
                      =====================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WINFIELD CAPITAL CORP.
                                        (Registrant)


                                        By: /s/ R. SCOT PERLIN
                                            -----------------------------------
                                            R. Scot Perlin
                                            Chief Financial Officer




Dated: August 12, 2004