Form 10-Q
period 2004-09-30
WINFIELD CAPITAL CORP
filed 2004-11-12
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________


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

                             Yes  X      No
                                -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-6-2 of the Exchange Act).

                             Yes         No  X
                                -----      -----

Registrant had 5,346,084 shares of common stock outstanding as of November 11, 2004.

================================================================================

                        This report consists of 25 pages

                           Form 10-Q Quarterly Report


                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Statements of Operations - Six and
           three Months ended September 30, 2004 and 2003                    3-4

        Condensed Balance Sheets - as of September 30, 2004
           and March 31, 2004                                                5-6

        Condensed Statements of Cash Flows - Six Months Ended
           September 30, 2004 and 2003                                         7

        Notes to Condensed Financial Statements                             8-11

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

Item 4. Controls and Procedures                                               18

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities and Use of Proceeds                             19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                   20-21

CERTIFICATIONS

Exhibit 31.1 - Section 302                                                 22-23

Exhibit 31.2 - Section 302                                                 23-24

Exhibit 32.1 - Section 906                                                    24

Exhibit 32.2 - Section 906                                                    25

Item 1.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================
                                   (unaudited)

                                                               Six Months Ended
                                                                 September 30,
                                                             2004             2003
                                                         ------------     ------------
Investment income
  Interest from small business concerns                  $    613,769     $    699,619
  Interest from invested idle funds                            26,497           47,281
  Other income                                                     --            4,851
                                                         ------------     ------------

      Total investment income                                 640,266          751,751
                                                         ------------     ------------

Expenses
  Interest                                                    679,667          921,089
  Payroll and payroll-related expenses                        279,050          303,642
  General and administrative expenses                         135,668          168,820
  Other operating expenses                                    185,234          179,414
                                                         ------------     ------------

      Total investment expenses                             1,279,619        1,572,965
                                                         ------------     ------------

      Investment loss - net                                  (639,353)        (821,214)

Realized gain (loss) on investments                           789,439          (35,877)
Change in unrealized depreciation of
  investments                                                (592,449)       1,310,036
                                                         ------------     ------------

      Net (decrease) increase in shareholders'
         equity resulting from operations                ($   442,363)    $    452,945
                                                         ============     ============

Per share net (decrease) increase in
  Shareholders' equity resulting from operations

Basic                                                    ($      0.08)    $       0.08
                                                         ============     ============

Diluted                                                  ($      0.08)    $       0.08
                                                         ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================
                                   (unaudited)


                                                         Three Months Ended
                                                           September 30,
                                                        2004            2003
                                                    -----------     -----------
Investment income
  Interest from small business concerns             $   250,978     $   356,442
  Interest from invested idle funds                      16,021          23,956
  Other income                                               --           2,226
                                                    -----------     -----------

         Total investment income                        266,999         382,624
                                                    -----------     -----------

Expenses
  Interest                                              318,219         482,134
  Payroll and payroll-related expenses                  137,973         151,212
  General and administrative expenses                    70,595          74,260
  Other operating expenses                               84,451          96,106
                                                    -----------     -----------

         Total investment expenses                      611,238         803,712
                                                    -----------     -----------

         Investment loss - net                         (344,239)       (421,088)

Realized gain (loss) on investments                     475,226        (126,914)
Change in unrealized depreciation of
  investments                                           (25,850)        824,189
                                                    -----------     -----------

         Net increase in shareholders'
            equity resulting from operations        $   105,137     $   276,187
                                                    ===========     ===========

Per share net increase in shareholders'
  equity resulting from operations

Basic                                               $      0.02     $      0.05
                                                    ===========     ===========

Diluted                                             $      0.02     $      0.05
                                                    ===========     ===========


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================



                                     ASSETS
                                     ------

                                              September 30,     March 31,
                                                   2004           2004
                                               -----------    -----------
                                               (unaudited)
Investments at value:
  Loans and notes receivable                   $ 2,308,170    $ 8,483,825
  Equity interests in small business
    concerns                                     7,518,192      9,817,227
                                               -----------    -----------

         Total investments                       9,826,362     18,301,052

Cash and cash equivalents                          916,501      5,473,063
Due from broker                                    217,557             --
Accrued interest receivable                         62,720         62,070
Furniture and equipment (net of
  accumulated depreciation of
  $49,740 at September 30, 2004
  and $47,316 at March 31, 2004)                     8,664         11,088

Other assets                                        16,994         71,406
                                               -----------    -----------

         Total assets                          $11,048,798    $23,918,679
                                               ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================





                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                        September 30,      March 31,
                                                            2004             2004
                                                        ------------     ------------
                                                        (unaudited)
Liabilities
    Debentures payable to the U.S. Small
    Business Administration                             $  8,778,779     $ 19,536,660
    Deferred income                                               --          101,922
    Accrued expenses                                          84,638        1,652,353
                                                        ------------     ------------

                  Total liabilities                        8,863,417       21,290,935
                                                        ------------     ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock - $.001 par value;
        Authorized 1,000,000 shares
        Issued and outstanding - none
    Common stock - $.01 par value;
        Authorized - 30,000,000 shares;
        Issued and outstanding - 5,346,084
        shares at September 30, 2004 and
        at March 31, 2004                                     53,461           53,461
    Additional paid-in capital                            18,391,954       18,391,954
    Accumulated deficit                                   (2,752,467)      (2,902,553)
    Unrealized depreciation on investments - Net         (13,507,567)     (12,915,118)
                                                        ------------     ------------

                  Total shareholders' equity               2,185,381        2,627,744
                                                        ------------     ------------

                  Total liabilities and
                    Shareholders' equity                $ 11,048,798     $ 23,918,679
                                                        ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ==================================
                                   (unaudited)

                                                             Six Months Ended
                                                      September 30,    September 30,
                                                          2004              2003
                                                      ------------     ------------
Cash flows from operating activities
    Net (decrease) increase in shareholders'
      equity resulting from operations                ($   442,363)    $    452,945
    Adjustments to reconcile net (decrease)
      increase in shareholders' equity
      resulting from operations to net cash
      (used in) operating activities
    Amortization of deferred income                       (101,922)         (13,590)
    Change in unrealized depreciation
      on investments                                       592,449       (1,310,036)
    Realized (gain) loss on investments                   (789,439)          36,689
    Depreciation and amortization                            2,424            2,554
    Accretion of interest to face value
      of notes                                            (114,078)        (199,646)
    Changes in assets and liabilities
      Due from broker                                           --         (122,878)
      Accrued interest receivable                             (650)          12,703
      Other assets                                          54,412           83,391
      Accrued expenses                                  (1,567,715)         784,837
                                                      ------------     ------------

Net cash (used in) operating activities                 (2,366,882)        (273,031)
                                                      ------------     ------------

Cash flows from investing activities
    Proceeds from short-term marketable
      securities                                                --        1,650,000
    Proceeds from sale of investments/return
      of capital                                         8,622,121          512,693
    Investments originated                                 (54,949)         (19,924)
    Proceeds from collection of loans                        1,029          394,478
                                                      ------------     ------------

         Net cash provided by investing
            activities                                   8,568,201        2,537,247
                                                      ------------     ------------

Cash flows from financing activities
    Repayment of debentures payable to the
      U.S. Small Business Administration               (10,757,881)      (3,300,000)
                                                      ------------     ------------

Net cash (used in) financing activities                (10,757,881)      (3,300,000)
                                                      ------------     ------------

Decrease in cash and cash equivalents                   (4,556,562)      (1,035,784)

Cash and cash equivalents - beginning
    of period                                            5,473,063        4,396,206
                                                      ------------     ------------

Cash and cash equivalents - end of period             $    916,501     $  3,360,422
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


Note - 2    (Loss) Income per Common Share:

            The computation of basic and diluted (loss) income per common share is as follows:

                                                           Six Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
            Net (loss) income available for
              common stock equivalent shares
              deemed to have a dilutive effect         ($ 442,363)   $  452,945
                                                       ==========    ==========
            Income (loss) per common share
              Basic                                    ($    0.08)   $     0.08
                                                       ==========    ==========
              Diluted                                  ($    0.08)   $     0.08
                                                       ==========    ==========
            Shares used in computation:
              Basic:
                 Weighted average common shares         5,346,084     5,346,084
                                                       ==========    ==========
              Diluted:
                 Weighted average common shares         5,346,084     5,346,084
                 Common stock equivalents                   A             A
                                                       ----------    ----------

                                                        5,346,084     5,346,084
                                                       ==========    ==========

(A) For the six months ended September 30, 2004 and September 30, 2003 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note - 2    (Loss) Income per Common Share: (Cont'd)

            The computation of basic and diluted (loss) income per common share is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                          2004           2003
                                                      -----------    -----------
            Net income available for
              common stock equivalent shares
              deemed to have a dilutive effect        $   105,137    $   276,187
                                                      ===========    ===========
            Income per common share
              Basic                                   $      0.02    $      0.05
                                                      ===========    ===========
              Diluted                                 $      0.02    $      0.05
                                                      ===========    ===========
            Shares used in computation:
              Basic:
                  Weighted average common shares        5,346,084      5,346,084
                                                      ===========    ===========
              Diluted:
                  Weighted average common shares        5,346,084      5,346,084
                  Common stock equivalents                  B              B
                                                      -----------    -----------

                                                        5,346,084      5,346,084
                                                      ===========    ===========

(B) For the three months ended September 30, 2004 and September 30, 2003 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.


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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note - 4    Commitments and Contingencies

            According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $8.8 million as of September 30, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver.

            If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at September 30, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

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


Note - 6    Stock-Based Employee Compensation Plan

            At September 30, 2004, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the six and three months ended September 30, 2004 and 2003, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

Item 2.
                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Critical Accounting Policies and Estimates
------------------------------------------

The preparation of the unaudited condensed financial statements includes estimates and assumptions made by management. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month period ended September 30, 2004 to the items disclosed as significant accounting policies in management's Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.


Results of Operations
---------------------

Six Months Ended September 30, 2004 and September 30, 2003
----------------------------------------------------------

Investment Income
-----------------

Investment income decreased by $111,485 to $640,266 for the six month period ended September 30, 2004 from $751,751 for the same period ended September 30, 2003. This primarily reflected a decrease in interest from small business concerns of $85,850 as a result of the Company's sale of a loan investment. Interest from idle funds decreased by $20,784 during this period as a result of a decrease in idle funds that were invested and other income decreased $4,851.

Interest Expense
----------------

Interest expense decreased by $241,422 to $679,667 for the six months ended September 30, 2004 from $921,089 for the same period ended September 30, 2003. This decrease resulted from repayments of debentures to the U.S. Small Business Administration.

Operating Expenses
------------------

The Company's operating expenses decreased from $651,876 for the six months ended September 30, 2003 to $599,952 for the six months ended September 30, 2004. Payroll and payroll-related expenses decreased by $24,592 due to the termination of a clerical employee, insurance expense decreased by $36,205, directors fees decreased by $39,250, audit fees decreased by $15,687, offset by an increase of $72,419 in legal expenses. There were net miscellaneous decreases of $8,609.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Realized Gain (Loss) on Disposition of Investments
--------------------------------------------------

The Company realized a $789,439 gain on the sale of its entire position in three portfolio companies and a portion of its position in two other portfolio companies through the second quarter of fiscal 2005. The Company realized a $35,877 loss on the sales of its entire positions in four portfolio companies and a portion of its portfolio position in another company, through the second quarter of fiscal 2004.

Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was an increase in unrealized depreciation of investments of $592,449 for the six months ended September 30, 2004 principally related to the decrease in fair value of two portfolio companies and the decline in market price of one publicly traded portfolio Company, compared to a decrease in unrealized depreciation of investments of $1,310,036 (or $1,317,415 excluding short-term marketable securities) for the six months ended September 30, 2003.


Results of Operations
---------------------

Three Months Ended September 30, 2004 and September 30, 2003
------------------------------------------------------------

Investment Income
-----------------

Investment income decreased by $115,625 to $266,999 for the three month period ended September 30, 2004 from $382,624 for the same period ended September 30, 2003. This primarily reflected a decrease in interest from small business concerns of $105,464 as a result of the Company's sale of a loan investment. Interest from idle funds decreased by $7,935 during this period as a result of a decrease in idle funds that were invested and other income decreased $2,226.

Interest Expense
----------------

Interest expense decreased by $163,915 to $318,219 for the three months ended September 30, 2004 from $482,134 for the same period ended September 30, 2003. This decrease resulted from repayments of debentures to the U.S. Small Business Administration.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Operating Expenses
------------------

The Company's operating expenses decreased from $321,578 for the three months ended September 30, 2003 to $293,019 for the three months ended September 30, 2004. Payroll and payroll-related expenses decreased by $13,239 due to the termination of a clerical employee, insurance expense decreased by $9,782, audit fees decreased by $10,361, directors fees decreased by $18,500, offset by an increase in legal fees of $21,721. There were miscellaneous net increases of $1,602.

Realized Gain (Loss) on Disposition of Investments
--------------------------------------------------

The Company realized a $475,226 gain on the sales of its entire positions in two portfolio companies and a portion of its position in two other portfolio companies in the second quarter of fiscal 2005. In the second quarter of fiscal 2004, the Company realized a $126,914 loss on the sales of its entire positions in three portfolio companies and a portion of its position in another portfolio company.

Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was an increase in unrealized depreciation of $25,850 for the three months ended September 30, 2004 principally related to the decrease in fair value and market value of two portfolio companies offset by the increase in market price of one portfolio company, compared to a decrease in unrealized depreciation of investments of $824,189 (or $832,352 excluding short-term marketable securities) for the three months ended September 30, 2003.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Liquidity and Capital Resources
-------------------------------

At September 30, 2004, the Company held cash and short-term marketable securities totaling $916,501.

According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $8.8 million as of September 30, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver.

If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at September 30, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of September 30, 2004, the Company had no publicly-traded debt securities in its portfolio.

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of September 30, 2004, the Company had no option contracts outstanding as part of its portfolio.

                             WINFIELD CAPITAL CORP.
                             CONTROLS AND PROCEDURES
                             =======================


Item 4.

Controls and Procedures
-----------------------

(a)  Evaluation of Disclosure Controls and Procedures
---  ------------------------------------------------

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated, under the supervision its chief executive officer and chief financial officer, the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company's management, including its chief executive officer and chief financial officer, has concluded that as of the date of the evaluation its disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

(b)  Changes in Internal Controls over Financial Reporting
---  -----------------------------------------------------

     There have been no changes in the Company's internal controls over financial reporting that occurred during the second quarter of the fiscal year ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

               None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               On September 8, 2004, the Company held its annual meeting of shareholders in New York, New York. The holders of 5,174,084 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present. The following matters were voted upon and received the votes set forth.

               1. All of the following persons nominated were elected as directors and received the number of votes set opposite their respective names.

                                                  VOTES FOR       VOTES WITHHELD
                    Joel I. Barad                 5,095,424           78,660
                    Barry J. Gordon               5,095,424           78,660
                    David Greenberg               5,090,324           83,760
                    Paul A. Perlin                5,090,324           83,760
                    R. Scot Perlin                5,090,324           83,760
                    Allen L. Weingarten           5,095,424           78,660

               2. The Company's proposal to ratify the appointment of Lazar, Levine & Felix LLP as the Company's independent auditors for the fiscal year ending March 31, 2005 received 5,142,994 votes FOR and 27,695 votes AGAINST, with 3,395 ABSENTIONS.

Item 5.        Other Information

               None.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ===========================


Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------


          a.   Exhibits
               --------

               Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

               Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

               Exhibit  32.1    Section 1350 Certification of Chief Executive
                                Officer

               Exhibit  32.2    Section 1350 Certification of Chief Financial
                                Officer

          b.   Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the second quarter of the Registrant's fiscal year ending March 31, 2005.

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



Dated: November 11, 2004