Form 10-Q/A
period 2004-09-30
WINFIELD CAPITAL CORP
filed 2005-02-10
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


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

--------------------------------------------------------------------------------

                        This report consists of 27 pages

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

            Restatement

            This Form 10-Q/A is being filed to reflect the restated condensed statement of operations for the six months and three months ended September 30, 2004, the restated condensed balance sheet as of September 30, 2004 and the restated condensed statement of cash flows for the six months ended September 30, 2004. These restatements are limited solely to reversing the fair value of $379,643 incorrectly recorded for a partial position of 15,204 shares held in an equity portfolio company investment that had been sold during the three months ended September 30, 2004. The following table summarizes the impact of the restatement as of September 30, 2004:

                                                  As Reported        Restated
                                                  ------------     ------------
            ASSETS (in part):
            Equity interests in
             small business concerns              $  7,518,192     $  7,138,549
            Total investments                        9,826,362        9,446,719
            Total assets                            11,048,798       10,669,155

            LIABILITIES & SHAREHOLDERS'
             EQUITY (in part):
            Unrealized depreciation
             on investments-net                   $(13,507,567)    $(13,887,210)
            Total shareholders' equity               2,185,381        1,805,738
            Total liabilities and
             shareholders' equity                   11,048,798       10,669,155

            STATEMENTS OF OPERATIONS
            (in part):
            For the six months ended
             September 30, 2004
             Change in unrealized depreciation
             of investments                           (592,449)        (972,092)
            Net (decrease) in shareholders'
             equity resulting from operations         (442,363)        (822,006)
            Per common share (net decrease)
            Basic                                        (0.08)           (0.15)
            Diluted                                      (0.08)           (0.15)
            For the three months ended
             September 30, 2004
            Change in unrealized depreciation
             of investments                            (25,850)        (405,493)
            Net increase (decrease) in
             shareholders' equity resulting
             from operations                           105,137         (274,506)
            Per common share net
             increase (decrease)
            Basic                                         0.02            (0.05)
            Diluted                                       0.02            (0.05)

                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Statements of Operations - Six and
          three Months ended September 30, 2004 and 2003                   4-5

         Condensed Balance Sheets - as of September 30, 2004
          and March 31, 2004                                               6-7

         Condensed Statements of Cash Flows - Six Months Ended
          September 30, 2004 and 2003                                        8

         Notes to Condensed Financial Statements                          9-13

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      14-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.  Controls and Procedures                                            20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes in Securities and Use of Proceeds                          21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22

CERTIFICATIONS

Exhibit 31.1 - Section 302                                                  24

Exhibit 31.2 - Section 302                                                  25

Exhibit 32.1 - Section 906                                                  26

Exhibit 32.2 - Section 906                                                  27

Item 1.
                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (unaudited)

                                                          Six Months Ended
                                                            September 30,
                                                        2004           2003
                                                    -----------     -----------
                                                    (restated)
Investment income
  Interest from small business concerns             $   613,769     $   699,619
  Interest from invested idle funds                      26,497          47,281
  Other income                                               --           4,851
                                                    -----------     -----------

          Total investment income                       640,266         751,751
                                                    -----------     -----------

Expenses
  Interest                                              679,667         921,089
  Payroll and payroll-related expenses                  279,050         303,642
  General and administrative expenses                   135,668         168,820
  Other operating expenses                              185,234         179,414
                                                    -----------     -----------

          Total investment expenses                   1,279,619       1,572,965
                                                    -----------     -----------

          Investment loss - net                        (639,353)       (821,214)

Realized gain (loss) on investments                     789,439         (35,877)
Change in unrealized depreciation of
  investments                                          (972,092)      1,310,036
                                                    -----------     -----------

Net (decrease) increase in shareholders'
  equity resulting from operations                  ($  822,006)    $   452,945
                                                    ===========     ===========

Per share net (decrease) increase in
  shareholders' equity resulting from operations

Basic                                               ($      0.15)    $      0.08
                                                     ===========     ===========

Diluted                                             ($      0.15)    $      0.08
                                                     ===========     ===========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (unaudited)



                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
                                                     (restated)
Investment income
  Interest from small business concerns             $    250,978   $    356,442
  Interest from invested idle funds                       16,021         23,956
  Other income                                                --          2,226
                                                    ------------   ------------
       Total investment income                           266,999        382,624
                                                    ------------   ------------
Expenses
  Interest                                               318,219        482,134
  Payroll and payroll-related expenses                   137,973        151,212
  General and administrative expenses                     70,595         74,260
  Other operating expenses                                84,451         96,106
                                                    ------------   ------------

       Total investment expenses                         611,238        803,712
                                                    ------------   ------------

       Investment loss - net                            (344,239)      (421,088)

Realized gain (loss) on investments                      475,226       (126,914)
Change in unrealized depreciation of
  investments                                           (405,493)       824,189
                                                    ------------   ------------
       Net increase in shareholders'
        equity resulting from operations            $   (274,506)  $    276,187
                                                    ============   ============

Per share net increase in shareholders'
  equity resulting from operations

Basic                                               $      (0.05)  $       0.05
                                                    ============   ============
Diluted                                             $      (0.05)  $       0.05
                                                    ============   ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                     ------

                                                    September 30,    March 31,
                                                        2004           2004
                                                    ------------   ------------
                                                     (unaudited
                                                     & restated)
Investments at value:
  Loans and notes receivable                        $  2,308,170   $  8,483,825
  Equity interests in small business
   concerns                                            7,138,549      9,817,227
                                                    ------------   ------------
       Total investments                               9,446,719     18,301,052

Cash and cash equivalents                                916,501      5,473,063
Due from broker                                          217,557             --
Accrued interest receivable                               62,720         62,070
Furniture and equipment (net of
  accumulated depreciation of
  $49,740 at September 30, 2004
  and $47,316 at March 31, 2004)                           8,664         11,088

Other assets                                              16,994         71,406
                                                    ------------   ------------

       Total assets                                 $ 10,669,155   $ 23,918,679
                                                    ============   ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                    September 30,    March 31,
                                                        2004           2004
                                                    ------------   ------------
                                                     (unaudited
                                                     & restated)
Liabilities
   Debentures payable to the U.S. Small
    Business Administration                         $  8,778,779   $ 19,536,660
   Deferred income                                            --        101,922
   Accrued expenses                                       84,638      1,652,353
                                                    ------------   ------------

       Total liabilities                               8,863,417     21,290,935
                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value;
   Authorized 1,000,000 shares
   Issued and outstanding - none
  Common stock - $.01 par value;
   Authorized - 30,000,000 shares;
   Issued and outstanding - 5,346,084
   shares at September 30, 2004 and
   at March 31, 2004                                      53,461         53,461
  Additional paid-in capital                          18,391,954     18,391,954
  Accumulated deficit                                 (2,752,467)    (2,902,553)
  Unrealized depreciation on investments -
   Net                                               (13,887,210)   (12,915,118)
                                                    ------------   ------------

       Total shareholders' equity                      1,805,738      2,627,744
                                                    ------------   ------------
       Total liabilities and
        shareholders' equity                        $ 10,669,155   $ 23,918,679
                                                    ============   ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                                          Six Months Ended
                                                    September 30,  September 30,
                                                        2004           2003
                                                    ------------   ------------
                                                     (restated)
Cash flows from operating activities
  Net (decrease) increase in shareholders'
   equity resulting from operations                 $   (822,006)  $    452,945
  Adjustments to reconcile net (decrease)
   increase in shareholders' equity
   resulting from operations to net cash
   (used in) operating activities
  Amortization of deferred income                       (101,922)       (13,590)
  Change in unrealized depreciation
   on investments                                        972,092     (1,310,036)
  Realized (gain) loss on investments                   (789,439)        36,689
  Depreciation and amortization                            2,424          2,554
  Accretion of interest to face value
   of notes                                             (114,078)      (199,646)
  Changes in assets and liabilities
   Due from broker                                            --       (122,878)
   Accrued interest receivable                              (650)        12,703
   Other assets                                           54,412         83,391
   Accrued expenses                                   (1,567,715)       784,837
                                                    ------------   ------------
Net cash (used in) operating activities               (2,366,882)      (273,031)
                                                    ------------   ------------

Cash flows from investing activities
  Proceeds from short-term marketable
   securities                                                 --      1,650,000
  Proceeds from sale of investments/return
   of capital                                          8,622,121        512,693
  Investments originated                                 (54,949)       (19,924)
  Proceeds from collection of loans                        1,029        394,478
                                                    ------------   ------------
       Net cash provided by investing
        activities                                     8,568,201      2,537,247
                                                    ------------   ------------
Cash flows from financing activities
  Repayment of debentures payable to the
   U.S. Small Business Administration                (10,757,881)    (3,300,000)
                                                    ------------   ------------
Net cash (used in) financing activities              (10,757,881)    (3,300,000)
                                                    ------------   ------------

Decrease in cash and cash equivalents                 (4,556,562)    (1,035,784)

Cash and cash equivalents - beginning
 of period                                             5,473,063      4,396,206
                                                    ------------   ------------
Cash and cash equivalents - end of period           $    916,501   $  3,360,422
                                                    ============   ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)

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

Note - 2   (Loss) Income per Common Share:

           The computation of basic and diluted (loss) income per common share is as follows:

                                                         Six Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
           Net (loss) income available for
            common stock equivalent shares
            deemed to have a dilutive effect        $   (822,006)  $    452,945
                                                    ============   ============
           (Loss) income per common share
            Basic                                   $      (0.15)  $       0.08
                                                    ============   ============
            Diluted                                 $      (0.15)  $       0.08
                                                    ============   ============
           Shares used in computation:
            Basic:
              Weighted average common shares           5,346,084      5,346,084
                                                    ============   ============
            Diluted:
              Weighted average common shares           5,346,084      5,346,084
              Common stock equivalents                     A              A
                                                    ------------   ------------

                                                       5,346,084      5,346,084
                                                    ============   ============

(A) For the six months ended September 30, 2004 and September 30, 2003 the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)

Note - 2   (Loss) Income per Common Share: (Cont'd)

           The computation of basic and diluted (loss) income per common share is as follows:

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
           Net (loss) income available for
            common stock equivalent shares
            deemed to have a dilutive effect        $   (274,506)  $    276,187
                                                    ============   ============
           Loss (income) per common share
            Basic                                   $      (0.05)  $       0.05
                                                    ============   ============
            Diluted                                 $      (0.05)  $       0.05
                                                    ============   ============
           Shares used in computation:
            Basic:
              Weighted average common shares           5,346,084      5,346,084
                                                    ============   ============
            Diluted:
              Weighted average common shares           5,346,084      5,346,084
              Common stock equivalents                     B              B
                                                    ------------   ------------

                                                       5,346,084      5,346,084
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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)

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

Note - 7   Restatement

           This Form 10-Q/A is being filed to reflect the restated condensed statement of operations for the six months and three months ended September 30, 2004, the restated condensed balance sheet as of September 30, 2004 and the restated condensed statement of cash flows for the six months ended September 30, 2004. These restatements are limited solely to reversing the fair value of $379,643 incorrectly recorded for a partial position of 15,204 shares held in an equity portfolio company investment that had been sold during the three months ended September 30, 2004. The following table summarizes the impact of the restatement as of September 30, 2004:

                                                 As Reported        Restated
                                                 ------------    ------------
           ASSETS (in part):
            Equity interests in
             small business concerns             $  7,518,192    $  7,138,549
            Total investments                       9,826,362       9,446,719
            Total assets                           11,048,798      10,669,155

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)

                                                   As Reported       Restated
                                                   ------------     ------------

            LIABILITIES & SHAREHOLDERS'
             EQUITY (in part):
             Unrealized depreciation
              on investments-net                  $(13,507,567)    $(13,887,210)
             Total shareholders'
               equity                                2,185,381        1,805,738
             Total liabilities and
              shareholders' equity                  11,048,798       10,669,155

             STATEMENTS OF OPERATIONS
              (in part):
             For the six months ended
              September 30, 2004
             Change in unrealized depreciation
              of investments                          (592,449)        (972,092)
             Net (decrease) in shareholders'
              equity resulting from operations        (442,363)        (822,006)
             Per common share (net decrease)
              Basic                                      (0.08)           (0.15)
              Diluted                                    (0.08)           (0.15)

             For the three months ended
              September 30, 2004
             Change in unrealized depreciation
              of investments                           (25,850)        (405,493)
             Net increase (decrease) in
              shareholders' equity
              resulting from operations                105,137         (274,506)
             Per common share net
              increase (decrease)
              Basic                                       0.02            (0.05)
              Diluted                                     0.02            (0.05)

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

Interest Expense
----------------

Interest expense decreased by $241,422 to $679,667 for the six months ended September 30, 2004 from $921,089 for the same period ended September 30, 2003. This decrease resulted from repayments of certain debentures to the U.S. Small Business Administration.

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

Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was an increase in unrealized depreciation of investments of $972,092 for the six months ended September 30, 2004 principally related to the decrease in fair value of two portfolio companies and the decline in market price of one publicly traded portfolio Company, compared to a decrease in unrealized depreciation of investments of $1,310,036 (or $1,317,415 excluding short-term marketable securities) for the six months ended September 30, 2003.

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

Interest Expense
----------------

Interest expense decreased by $163,915 to $318,219 for the three months ended September 30, 2004 from $482,134 for the same period ended September 30, 2003. This decrease resulted from repayments of certain debentures to the U.S. Small Business Administration.

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

Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was an increase in unrealized depreciation of $405,493 for the three months ended September 30, 2004 principally related to the decrease in fair value and market value of two portfolio companies offset by the increase in market price of one portfolio company, compared to a decrease in unrealized depreciation of investments of $824,189 (or $832,352 excluding short-term marketable securities) for the three months ended September 30, 2003.

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

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

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

                             WINFIELD CAPITAL CORP.
                             CONTROLS AND PROCEDURES
                             -----------------------

Item 4.

Controls and Procedures
-----------------------

(a)      Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the Company evaluated, under the supervision of its chief executive officer and chief financial officer, the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company's management, including its chief executive officer and chief financial officer, has concluded that as of the date of the evaluation its disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

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

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ---------------------------

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

Item 5.  Other Information

         None.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

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

                             WINFIELD CAPITAL CORP.
                      PART II - OTHER INFORMATION CONTINUED
                      -------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WINFIELD CAPITAL CORP.
                                       (Registrant)

                                       By: /s/ R. SCOT PERLIN
                                           -------------------------------------
                                           R. Scot Perlin
                                           Chief Financial Officer

Dated: February 9, 2005