Form 10-Q
period 2004-12-31
WINFIELD CAPITAL CORP
filed 2005-02-11
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004
                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


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

                               Yes [ ]     No [X]

Registrant had 5,346,084 shares of common stock outstanding as of February 10, 2005.

                        This report consists of 25 pages

                           Form 10-Q Quarterly Report

                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Statements of Operations - Nine and Three Months
          ended December 31, 2004 and 2003 (unaudited)                    3 - 4

         Condensed Balance Sheets - as of December 31, 2004
          (unaudited) and March 31, 2004                                  5 - 6

         Condensed Statements of Cash Flows - Nine Months Ended
          December 31, 2004 and 2003 (unaudited)                              7

         Notes to Condensed Financial Statements (unaudited)             8 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     12 - 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16 - 17

Item 4.  Controls and Procedures                                             18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                   21

Exhibit 31.1 - Section 302 Officer Certification                             22

Exhibit 31.2 - Section 302 Officer Certification                             23

Exhibit 32.1 - Section 906 Officer Certification                             24

Exhibit 32.2 - Section 906 Officer Certification                             25

Item 1.
                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (unaudited)

                                                        Nine Months Ended
                                                           December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Investment income
  Interest from small business concerns             $    685,785   $  1,059,107
  Interest from invested idle funds                       28,414         63,007
  Other income                                                --          7,076
                                                    ------------   ------------

       Total investment income                           714,199      1,129,190
                                                    ------------   ------------
Expenses
  Interest                                               837,497      1,305,449
  Payroll and payroll-related expenses                   422,618        460,347
  General and administrative expenses                    196,788        240,171
  Other operating expenses                               218,554        212,711
                                                    ------------   ------------

       Total investment expenses                       1,675,457      2,218,678
                                                    ------------   ------------

       Investment loss - net                            (961,258)    (1,089,488)

Realized gain on investments                             363,308        107,934
Change in unrealized depreciation
 of investments                                         (389,760)     2,180,230
                                                    ------------   ------------
       Net (decrease) increase in shareholders'
        equity resulting from operations            $   (987,710)  $  1,198,676
                                                    ============   ============
Per share net (decrease) increase in
 shareholders' equity resulting from operations

Basic                                               $      (0.18)  $       0.22
                                                    ============   ============
Diluted                                             $      (0.18)  $       0.22
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

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Investment income
  Interest from small business concerns             $     72,016   $    359,488
  Interest from invested idle funds                        1,917         15,726
  Other income                                                --          2,225
                                                    ------------   ------------

       Total investment income                            73,933        377,439
                                                    ------------   ------------
Expenses
  Interest                                               157,830        384,360
  Payroll and payroll-related expenses                   143,568        156,705
  General and administrative expenses                     61,120         71,351
  Other operating expenses                                33,320         33,297
                                                    ------------   ------------

       Total investment expenses                         395,838        645,713
                                                    ------------   ------------

       Investment loss - net                            (321,905)      (268,274)

Realized (loss) gain on investments                     (426,131)       143,811
Change in unrealized depreciation
 of investments                                          582,332        870,194
                                                    ------------   ------------
       Net (decrease) increase in shareholders'
        equity resulting from operations            $   (165,704)  $    745,731
                                                    ============   ============
Per share net (decrease) increase in
 shareholders' equity resulting from operations

Basic                                               $      (0.03)  $       0.14
                                                    ============   ============
Diluted                                             $      (0.03)  $       0.14
                                                    ============   ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                     ------

                                                    December 31,     March 31,
                                                        2004           2004
                                                    ------------   ------------
                                                     (unaudited)
Investments at value:
  Loans and notes receivable                        $  2,312,053   $  8,483,825
  Equity interests in small business
   concerns                                            7,220,880      9,817,227
                                                    ------------   ------------

       Total investments                               9,532,933     18,301,052

Cash and cash equivalents                                463,650      5,473,063
Accrued interest receivable                               63,579         62,070
Furniture and equipment (net of
 accumulated depreciation of
 $50,952 at December 31, 2004
 and $47,316 at March 31, 2004)                            7,452         11,088

Other assets                                              57,994         71,406
                                                    ------------   ------------

       Total assets                                 $ 10,125,608   $ 23,918,679
                                                    ============   ============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                    December 31,     March 31,
                                                        2004           2004
                                                    ------------   ------------
                                                    (unaudited)
Liabilities
  Debentures payable to the U.S. Small
   Business Administration                          $  8,438,858   $ 19,536,660
  Deferred income                                             --        101,922
  Accrued expenses                                        46,716      1,652,353
                                                    ------------   ------------

       Total liabilities                               8,485,574     21,290,935
                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity
 Preferred stock - $.001 par value;
  Authorized 1,000,000 shares
  Issued and outstanding - none
 Common stock - $.01 par value;
  Authorized - 30,000,000 shares;
  Issued and outstanding - 5,346,084
    shares at December 31, 2004 and
    at March 31, 2004                                     53,461         53,461
 Additional paid-in capital                           18,391,954     18,391,954
 Accumulated deficit                                  (3,500,503)    (2,902,553)
 Unrealized depreciation on investments -
  Net                                                (13,304,878)   (12,915,118)
                                                    ------------   ------------

       Total shareholders' equity                      1,640,034      2,627,744
                                                    ------------   ------------
       Total liabilities and
        shareholders' equity                        $ 10,125,608   $ 23,918,679
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

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (unaudited)


                                                         Nine Months Ended
                                                           December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Cash flows from operating activities
  Net (decrease) increase in shareholders'
   equity resulting from operations                 $   (987,710)  $  1,198,676
  Adjustments to reconcile net (decrease)
   increase in shareholders' equity
   resulting from operations to net cash
   used in operating activities
  Amortization of deferred income                       (101,922)       (20,385)
  Change in unrealized depreciation
   on investments                                        389,760     (2,180,230)
  Realized (gain) on investments                        (363,308)      (107,122)
  Depreciation and amortization                            3,636          4,159
  (Accretion) amortization of interest to
   face value of notes and treasury bills               (118,495)      (306,779)
  Changes in assets and liabilities
   Accrued interest receivable                            (1,509)         4,682
   Other assets                                           13,412         21,134
   Accrued expenses                                   (1,605,637)       898,700
                                                    ------------   ------------

Net cash used in operating activities                 (2,771,773)      (487,165)
                                                    ------------   ------------
Cash flows from investing activities
  Proceeds from short-term marketable
   securities                                                 --      2,150,000
  Proceeds from sale of investments/return
   of capital                                          8,913,548        657,980
  Investments originated                                 (54,949)       (85,920)
  Proceeds from collection of loans                        1,563        423,085
  Purchase of furniture and fixtures                          --         (3,278)
                                                    ------------   ------------

Net cash provided by investing activities              8,860,162      3,141,867
                                                    ------------   ------------
Cash flows from financing activities
  Repayment of debentures payable to the
   U.S. Small Business Administration                (11,097,802)    (5,113,340)
                                                    ------------   ------------

Net cash used in financing activities                (11,097,802)    (5,113,340)
                                                    ------------   ------------

Decrease in cash and cash equivalents                 (5,009,413)    (2,458,638)

Cash and cash equivalents - beginning
 of period                                             5,473,063      4,396,206
                                                    ------------   ------------

Cash and cash equivalents - end of period           $    463,650   $  1,937,568
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

Note 2 - Earnings (Loss) per Common Share:

         The computation of basic and diluted (loss) income per common share is as follows:

                                                         Nine Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
         Net (loss) income available for
          common stock equivalent shares
          deemed to have a dilutive effect          $   (987,710)  $  1,198,676
                                                    ============   ============
         (Loss) income per common share
           Basic                                    $      (0.18)  $       0.22
                                                    ============   ============
           Diluted                                  $      (0.18)  $       0.22
                                                    ============   ============
         Shares used in computation:
          Basic:
            Weighted average common shares             5,346,084      5,346,084
                                                    ============   ============

          Diluted:
            Weighted average common shares             5,346,084      5,346,084
            Common stock equivalents                       A              A
                                                    ------------   ------------

                                                       5,346,084      5,346,084
                                                    ============   ============

     (A) For the nine months ended December 31, 2004 and December 31, 2003, the effect of exercising the outstanding stock options for 778,563 shares would have been anti-dilutive in fiscal 2004 due to the loss and in fiscal 2003, the common stock market price was lower than the exercise price. Therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)

Note 2 - Earnings (Loss) per Common Share: (Cont'd)

         The computation of basic and diluted (loss) income per common share is as follows:

                                                        Three Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
         Net (loss) income available for
          common stock equivalent shares
          deemed to have a dilutive effect          $   (165,704)  $    745,731
                                                    ============   ============
         (Loss) income per common share
           Basic                                    $      (0.03)  $       0.14
                                                    ============   ============
           Diluted                                  $      (0.03)  $       0.14
                                                    ============   ============
         Shares used in computation:
          Basic:
            Weighted average common shares             5,346,084      5,346,084
                                                    ============   ============

          Diluted:
            Weighted average common shares             5,346,084      5,346,084
            Common stock equivalents                       B              B
                                                    ------------   ------------

                                                       5,346,084      5,346,084
                                                    ============   ============

     (B) For the three months ended December 31, 2004 and December 31, 2003, the effect of exercising the outstanding stock options for 778,563 shares would have been anti-dilutive due to the loss in fiscal 2004 and in fiscal 2003, the common stock market price was lower than the exercise price. Therefore, the use of common stock equivalent shares was not considered.

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

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)

Note - 4 Commitments and Contingencies

         According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $8.5 million as of December 31, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver.

         If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at December 31, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

Note - 6 Stock-Based Employee Compensation Plan

         At December 31, 2004, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the nine months and three months ended December 31, 2004 and 2003, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

Note - 7 Subsequent Events

         During January and February to date in 2005, the Company sold a portion of its equity position in Open Solutions, Inc. and redeemed its entire debt position in RITA Medical Systems, Inc. The sale and the redemption resulted in total proceeds of approximately $740,000 which were then used by the Company to repay certain debentures to the U.S. Small Business Administration.

Item 2.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
---------------------

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of the unaudited condensed financial statements includes estimates and assumptions made by management. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine month period ended December 31, 2004 to the items disclosed as significant accounting policies in management's Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

Nine Months Ended December 31, 2004 and December 31, 2003
---------------------------------------------------------

Investment Income
-----------------

Investment income decreased by $414,991 to $714,199 for the nine month period ended December 31, 2004 from $1,129,190 for the same period ended December 31, 2003. This primarily reflected a decrease in interest from small business concerns of $373,322 as a result of the Company's sale of a loan investment. Interest from idle funds decreased $34,593 during this period as a result of a decrease in interest rates and a decrease in idle funds that were invested and other income decreased $7,076.

Interest Expense
----------------

Interest expense decreased by $467,952 to $837,497 for the nine months ended December 31, 2004 from $1,305,449 for the same period ended December 31, 2003. This decrease resulted from repayments of certain debentures to the U.S. Small Business Administration.

Operating Expenses
------------------

The Company's operating expenses decreased from $913,229 for the nine months ended December 31, 2003 to $837,960 for the nine months ended December 31, 2004. Payroll and payroll-related expenses decreased by $37,729 due to the termination of a clerical employee, insurance expense decreased by $47,368, directors fees decreased by $45,500, audit fees decreased by $17,922 offset by an increase in legal expense of $79,880. There were miscellaneous net decreases of $6,630.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Realized Gain on Disposition of Investments
-------------------------------------------

The Company realized a $363,308 gain on the sale of its entire position in four portfolio companies and a portion of its position in two other portfolio companies through the third quarter of fiscal 2005. The Company realized a $107,934 gain on the sales of its entire positions in five portfolio companies through the third quarter of fiscal 2004.

Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was an increase in unrealized depreciation of investments of $389,760 for the nine months ended December 31, 2004 principally related to sales of shares in one publicly traded portfolio company (which resulted in the reversal of unrealized depreciation), offset by the decrease in fair value of two portfolio companies and the decline in market price of one publicly traded portfolio company compared to a decrease in unrealized depreciation of investments of $2,180,230 (or $2,194,214 excluding short-term marketable securities) for the nine months ended December 31, 2003 principally related to the increase in market price of one publicly traded portfolio security, partially offset by the decrease in fair value of one portfolio security.

Results of Operations
---------------------

Three Months Ended December 31, 2004 and December 31, 2003
----------------------------------------------------------

Investment Income
-----------------

Investment income decreased by $303,506 to $73,933 for the three month period ended December 31, 2004 from $377,439 for the same period ended December 31, 2003. This primarily reflected a decrease in interest from small business concerns of $287,472 as a result of the Company's sale of a loan investment. Interest from idle funds decreased $13,809 during this period as a result of a decrease in interest rates and a decrease in idle funds that were invested. Other income decreased by $2,225.

Interest Expense
----------------

Interest expense decreased by $226,530 to $157,830 for the three months ended December 31, 2004 from $384,360 for the same period ended December 31, 2003. This decrease resulted from repayment of certain debentures to the U.S. Small Business Administration.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Operating Expenses
------------------

The Company's operating expenses decreased from $261,353 for the three months ended December 31, 2003 to $238,008 for the three months ended December 31, 2004. Payroll and payroll-related expenses decreased by $13,137 due to the termination of a clerical employee, insurance expense decreased by $11,163 and directors fees decreased by $6,250, and legal expense increased by $7,401. There were miscellaneous net decreases of $196.

Realized Gain on Disposition of Investments
-------------------------------------------

The Company realized a $426,131 loss on the sale of its entire position in a portfolio company in the third quarter of fiscal 2005. The Company realized a $143,811 gain on the sale of its entire position in a portfolio company in the third quarter of fiscal 2004.

Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was a decrease in the unrealized depreciation in the value of investments of $582,332 for the three months ended December 31, 2004 principally related to the sale of shares in one publicly held portfolio company (which resulted in the reversal of unrealized depreciation) and the increase in market price of one publicly held portfolio company partially offset by the decrease in market price of one publicly held portfolio company. There was a decrease in unrealized depreciation of investments of $870,194 (or $876,799 excluding short-term marketable securities) for the three months ended December 31, 2003, related to the increase in market price of four publicly traded securities, partially offset by the decreases in fair value of one portfolio security and two publicly traded securities in the third quarter of fiscal 2004.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, the Company held cash and short-term marketable securities totaling $463,650.

According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $8.5 million as of December 31, 2004, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA. No definitive agreement has been reached with the SBA and the SBA maintains the ability to pursue any remedies they deem appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver.

If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at December 31, 2004. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

                             WINFIELD CAPITAL CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


Quantitative and Qualitative Disclosures About Market Risk (Cont'd)
----------------------------------------------------------

A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of December 31, 2004, the Company had no publicly-traded debt securities in its portfolio.

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly-owned companies. These freely traded marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of December 31, 2004, the Company had no option contracts outstanding as part of its portfolio.

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

(b)      Changes in Internal Controls over Financial Reporting
         -----------------------------------------------------

         There have been no changes in the Company's internal controls over financial reporting that occurred during the third quarter of the fiscal year ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

                             WINFIELD CAPITAL CORP.
                      PART II - OTHER INFORMATION CONTINUED
                      -------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

                  Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

                  Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

                  Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

         b.       Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the third quarter of the Registrant's fiscal year ending March 31, 2005.

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

Dated: February 11, 2005