Form 10-K
period 2005-03-31
WINFIELD CAPITAL CORP
filed 2005-05-25
CIK 936404

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


For the fiscal year ended March 31, 2005         Commission File Number 33-94322


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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 18, 2005 was approximately $779,068. The number of outstanding shares of the Registrant's common stock as of May 18, 2005 was 5,346,084 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2005, are incorporated into Part III of this Report.

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

     According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $5.0 million as of March 31, 2005. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA.

     On April 6, 2005, subsequent to the balance sheet date, the Company entered into a Forbearance Agreement with the SBA whereby the maturity date of the Company's remaining principal indebtedness to the SBA was extended until June 30, 2005, subject to a cure period of fifteen days. In connection with the Forbearance Agreement, the Company entered into a Stipulated Settlement and a Consent and Judgment whereby the SBA may pursue any remedies it deems appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver to the extent that the Company defaults under its obligations pursuant to the Forbearance Agreement. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at March 31, 2005. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

                                     PART I

Item 1.  Business

     Winfield Capital Corp. (the "Registrant" or the "Company") was incorporated as a New York corporation in 1972. It is a small business investment company ("SBIC") that was licensed by the U.S. Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a Business Development Company ("BDC"), a type of closed-end investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be taxed as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company's offices are located at 237 Mamaroneck Avenue, White Plains, New York 10605 and its telephone number is (914) 949-2600. The Company can also be reached via its Web site at http://www.winfieldcapital.com.

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

Selected Recent Developments
----------------------------

     According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $5.0 million as of March 31, 2005. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA.

     On April 6, 2005, subsequent to the balance sheet date, the Company entered into a Forbearance Agreement with the SBA whereby the maturity date of the Company's remaining principal indebtedness to the SBA was extended until June 30, 2005, subject to a cure period of fifteen days. In connection with the Forbearance Agreement, the Company entered into a Stipulated Settlement and a Consent and Judgment whereby the SBA may pursue any remedies it deems appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver to the extent that the Company defaults under its obligations pursuant to the Forbearance Agreement. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at March 31, 2005. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

     The aggregate face amount of the Company's outstanding loans and the value of other portfolio investments was $14,991,167 as of March 31, 2005 with loans and notes receivable comprising approximately 27.1% (50.2% of which were performing in accordance with their terms and 49.8% were non-performing) and equity interests approximately 72.9%.

     There was unrealized appreciation on loans and investments of $4,215,326 for the year ended March 31, 2005 (principally related to the sale of shares in five publicly held portfolio companies and three loan write-offs which resulted in the reversal of unrealized depreciation together with the increased fair value of investments in two privately held portfolio companies, partially offset by the sale of shares in one publicly held portfolio company which resulted in the reversal of unrealized appreciation). There was unrealized appreciation on loans and investments of $1,262,680 for the year ended March 31, 2004 (principally reflecting the increased market price of investments in four publicly traded portfolio companies and the increased fair value of an investment in one privately held portfolio company, partially offset by the decreased fair value of investments in two privately held portfolio companies).

Write-Offs
----------

     During the past three fiscal years, the Company has written-off loans and investments and disposed of, at a loss, assets acquired in liquidation in the aggregate amount of $5,955,565 as described in the following table:

                                                                     Year Ended March 31,
                                                                     --------------------
                                                               2003          2004          2005
                                                             ------------------------------------
     Amount written-off ..................................   $182,001      $12,921     $5,760,643
     Amount written-off as a percentage of loans and
        investments and assets acquired in liquidation
        as of the beginning of the year...................      1.29%        0.07%          31.5%

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

Fundamental Policies
--------------------

     In making investments and managing its portfolio, the Company will adhere to the following fundamental policies, which may not be changed without the approval of the holders of 50% or more of the Company's outstanding voting securities, or the holders of 67% or more of the Company's outstanding voting securities present at a meeting of security holders at which holders of 50% or more of such securities are present in person or by proxy:

          1. The Company will conduct its business so as to retain its status as a SBIC and as a BDC, and to qualify as a RIC as defined under the Code. In order to retain its status as a SBIC, the Company must limit its investments to Eligible Concerns and meet the minimum financing obligations applicable to Smaller Concerns (see "SBA Regulation").

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

     In order to retain its status as a BDC, the Company may not acquire assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if, after giving effect to such acquisition, the value of its Qualifying Assets is less than 70% of the value of its total assets. See "Regulation as a BDC". In order to qualify as a RIC, the Company is required, among other things, to diversify its holdings as required under the Code. As a result of the sale of certain portfolio investments in order to repay its indebtedness to the SBA, the Company's remaining portfolio of investments has become less diversified and therefore, the Company did not qualify as a RIC for the fiscal year ended March 31, 2005. Accordingly, the Company will be taxed as a regular "C" corporation for Federal income tax purposes for the fiscal year ended March 31, 2005.

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

Personnel
---------

     As of May 23, 2005, the Company had two full-time employees (Messrs. Paul
A. Perlin, Chief Executive Officer and R. Scot Perlin, Chief Financial Officer). In addition to its salaried employees, the Company has from time to time engaged the services of independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     On April 15, 2003, the Registrant's common stock began trading on the OTCBB under the symbol WCAP. From September 26, 2002 until April 15, 2003, the Registrant's common stock was listed on the Nasdaq SmallCap Market. Previously, the Registrant's common stock was listed on the Nasdaq National Market. The reported high and low bid quotations for the Registrant's common stock as reported by Nasdaq from April 1, 2003 to April 14, 2003 and as reported on the OTCBB from April 15, 2003 until May 18, 2005 were as follows:

                                                        Common Stock
                                                        ------------
                                                      High         Low
                                                      ----         ---
April 1 - June 30, 2003   .........................  $ 0.51      $ 0.15
July 1 - September 30, 2003 .......................    0.30        0.15
October 1 - December 31, 2003......................    0.35        0.18
January 1 - March 31, 2004 ........................    0.45        0.17
April 1 - June 30, 2004 ...........................    1.65        0.41
July 1 - September 30, 2004 .......................    0.65        0.22
October 1 - December 31, 2004 .....................    0.60        0.21
January 1 - March 31, 2005.........................    0.32        0.18
April 1 - May 18, 2005 ............................  $ 0.22      $ 0.13

--------------------------------------------------------------------------------

     The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

     As of August 8, 2004, the last record date, the Company estimated that its shares of common stock were held by approximately 3,719 beneficial holders.


Item 6.  Selected Financial Data

     See Summary of Financial Information for the years ended March 31, 2005, 2004, 2003, 2002 and 2001 on the following page:

                             WINFIELD CAPITAL CORP.

                        SUMMARY OF FINANCIAL INFORMATION

                                                                                Years Ended March 31,
                                                  ---------------------------------------------------------------------------------
                                                       2005             2004             2003             2002             2001
                                                  ---------------------------------------------------------------------------------
Statement of Operations Data
     Total investment income ...................  $    784,321     $  1,550,947     $    729,897     $  1,057,404     $  1,185,799
     Total investment expenses .................  $  2,161,085     $  2,868,163     $  4,086,185     $  3,641,686     $  3,232,652
     Net realized (losses) gains on
           disposition of investments ..........  $ (3,809,397)    $  1,191,185     $     16,407     $ (3,289,935)    $  1,282,344
     Unrealized appreciation (depreciation)
           on loans and investments ............  $  4,215,326     $  1,262,680     $ (2,654,690)    $ (8,492,858)    $(69,828,667)
     Net (loss) income .........................  $   (970,835)    $  1,136,649     $ (5,994,571)    $(14,367,075)    $(70,593,176)
     (Loss) earnings per share - Basic .........  $      (0.18)    $       0.21     $      (1.12)    $      (2.69)    $     (13.20)
     Weighted average number of shares
           outstanding .........................     5,346,084        5,346,084        5,346,084        5,346,084        5,346,084

Other Operating Data
     Number of loans and other investments
           outstanding at end of period ........            17               41               44               37               50
     Number of loans and other investments
           originated ..........................             1                6                7                4                7
     Principal amount of loans and other
           investments originated ..............  $     54,949     $    154,905     $  7,618,912     $    367,676     $  9,637,953
     Investment expenses as a percentage of
           average net assets ..................         100.8%           139.3%            94.0%            22.3%             6.9%

Balance Sheet Data
     Loans and investment portfolio
           including assets acquired in
           liquidation .........................  $  6,291,375     $ 18,301,052     $ 18,591,630     $ 14,129,234     $ 30,256,226
     Total assets ..............................  $  6,725,530     $ 23,918,679     $ 26,656,254     $ 32,498,086     $ 49,031,295
     SBA debentures ............................  $  4,991,550     $ 19,536,660     $ 24,650,000     $ 24,650,000     $ 25,550,000
     Common stock (including additional paid
           in-capital) .........................  $ 18,445,415     $ 18,445,415     $ 19,762,631     $ 23,036,159     $ 24,806,818
     (Accumulated deficit) retained earnings ...  $ (8,088,714)    $ (2,902,553)    $ (4,093,738)    $ (4,027,385)    $  1,352,362
     Total shareholders' equity ................  $  1,656,909     $  2,627,744     $  1,491,095     $  7,485,666     $ 23,128,930

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Years Ended March 31, 2005, 2004, and 2003
     ------------------------------------------

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

Income Taxes

     Effective April 1, 1996, the Company has elected to be taxed as a RIC under the Code. If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is taxed as a pass-through entity that acts as a partial conduit of income to its shareholders.

     In order to maintain its RIC status, the Company must in general: 1.) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities, 2.) meet investment diversification requirements defined by the Code, and 3.) distribute to shareholders 90% of its net income (other than long-term capital gains). As a result of the sale of certain portfolio investments in order to repay its indebtedness to the SBA, the Company's remaining portfolio of investments has become less diversified and therefore, the Company did not qualify as a RIC for the fiscal year ended March 31, 2005. Accordingly, the Company will be taxed as a regular "C" corporation for Federal income tax purposes for the fiscal year ended March 31, 2005.

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

Investment Income
-----------------

     Investment income decreased by $766,626, or a decrease of 49.4%, to $784,321 for the year ended March 31, 2005 from $1,550,947 for the year ended March 31, 2004. This reflected principally a decrease in interest from small business concerns of $737,207 as a result of the Company's sale of a loan investment and the prepayment of another loan investment. Interest from temporarily invested funds decreased by $20,117 as a result of a decrease in invested idle funds as well as a decrease in interest rates. Other income decreased by $9,302.

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

Interest Expense
----------------

     Interest expense decreased by $603,815, or a decrease of 36.3%, to $1,061,594 (net of an interest expense increase of $96,392 due to a cumulative recalculation of the Company's past repayments of debentures by the SBA) for the year ended March 31, 2005 from $1,665,409 for the year ended March 31, 2004. This decrease resulted from repayments of $14,545,110 of debentures to the SBA. Interest expense decreased $213,074, or a decrease of 11.3% from $1,878,483 for the year ended March 31, 2003 to $1,665,409 for the year ended March 31, 2004, also as a result of repayments of $5,113,340 of debentures to the SBA.

Operating Expenses
------------------

     The Company's operating expenses decreased by $103,263, or a decrease of 8.6%, to $1,099,491 for the year ended March 31, 2005 from $1,202,754 for the year ended March 31, 2004. Payroll and payroll-related expenses decreased by $51,430 due to the termination of a clerical employee, insurance expense decreased by $53,087, directors fees decreased by $46,500, shareholder relations and other financial expenses decreased by $10,170 and accounting fees decreased by $21,899 while legal expense increased by $82,855 due to negotiations with the SBA in connection with the Company's capital impairment. There were other miscellaneous decreases that totaled $3,032.

     The Company's operating expenses decreased by $1,004,948 to $1,202,754 for the year ended March 31, 2004 from $2,207,702 for the year ended March 31, 2003. Amortization expense decreased by $574,428 primarily due to the acceleration of the maturity of the SBA debentures that resulted in fully expensing the related debenture fees in the year ended March 31, 2003. Payroll and payroll-related expenses decreased by $217,536 due to the resignation of an executive officer effective December 31, 2002 and the termination of a secretary effective December 31, 2003. Professional fees decreased by $66,756, shareholder relations and other financial expenses decreased by $48,623, insurance expense decreased by $37,009 and directors fees decreased by $23,725. There were other miscellaneous decreases that totaled $36,871.

Realized Gains or Losses on Equity Investments
----------------------------------------------

     The Company realizes gains or losses on its investments or rights to acquire investments upon the disposition or write-offs thereof. The realized capital loss for the year ended March 31, 2005 of $3,809,397 reflected loan and equity write-offs of $5,760,643 together with long-term capital losses on the sale of equity securities of $1,910,470, partially offset by long-term capital gains on the sale of equity securities of $3,409,186 and a gain of $452,530 on the disposition of a loan.

     The realized capital gain for the year ended March 31, 2004 of $1,191,185 reflected long-term capital gains on the sale of four equity securities of $1,437,675 and a gain of $107,396 on the disposition of two loans, partially offset by a long-term capital loss of $340,965 on the sale of one equity security and a write-off on an asset acquired in liquidation of $24,707, partially offset by two recoveries totaling $11,786. The realized capital gain for the year ended March 31, 2003 of $16,407 reflected a long-term capital gain on an equity security of $208,287, a short-term capital gain on an equity security of $50,680, partially offset by a write-off of $182,001 on a debt security, long-term net capital losses on assets acquired in liquidation of $45,168 and short-term losses on the repositioning of temporarily invested funds of $15,391.

Unrealized Appreciation or Depreciation of Loans and Investments
----------------------------------------------------------------

     As an investment company, the Company is required to evaluate its investment portfolio periodically to determine the fair value of the portfolio and, accordingly, does not maintain an allowance for loan losses similar to commercial banks. Any change in the fair value of loans and other investments is reflected in unrealized appreciation or depreciation of loans and investments. There was unrealized appreciation on loans and investments of $4,215,326 for the year ended March 31, 2005 (principally related to the sale of shares in five publicly held portfolio companies and three loan write-offs which resulted in the reversal of unrealized depreciation together with the increased fair value of investments in two privately held portfolio companies, partially offset by the sale of shares in one publicly held portfolio company which resulted in the reversal of unrealized appreciation).

     There was unrealized appreciation on loans and investments of $1,262,680 for the year ended March 31, 2004 (principally reflecting the increased market price of investments in four publicly traded portfolio companies and the increased fair value of an investment in one privately held portfolio company, partially offset by the decreased fair value of investments in two privately held portfolio companies) compared with an unrealized depreciation on loans and investments of $2,654,690 (or, $2,692,012, excluding an unrealized appreciation on short-term marketable securities) for the year ended March 31, 2003 (principally reflecting the decreased market price of investments in nine publicly traded portfolio companies, partially offset by the increased market price of one publicly traded portfolio company and the decreased fair value of investments in five privately held portfolio companies, partially offset by the increased fair value of investments in five privately held portfolio companies).

Option Contracts - Derivatives
------------------------------

     Pursuant to a letter received from the SBA in October 2000 granting permission to use hedging activities to protect its security positions, the Company, beginning in January 2001, utilized put and call option contracts to minimize market risks of its investments in publicly held companies. The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet and measure those financial instruments at fair value. All changes in the fair market value of financial instruments are included as changes in the unrealized appreciation or depreciation of investments in the Statement of Operations. As of March 31, 2005 and March 31, 2004, the Company had no option contracts outstanding as part of its portfolio.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2005, the Company held cash and cash equivalents totaling $323,177.

     According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $5.0 million as of March 31, 2005. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA.

     On April 6, 2005, subsequent to the balance sheet date, the Company entered into a Forbearance Agreement with the SBA whereby the maturity date of the Company's remaining principal indebtedness to the SBA was extended until June 30, 2005, subject to a cure period of fifteen days. In connection with the Forbearance Agreement, the Company entered into a Stipulated Settlement and a Consent and Judgment whereby the SBA may pursue any remedies it deems appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver to the extent that the Company defaults under its obligations pursuant to the Forbearance Agreement. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at March 31, 2005. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

Debentures Payable to the U.S. Small Business Administration
------------------------------------------------------------

     Debentures payable to the SBA at March 31, 2005, with interest payable semi-annually, consisted of the following:

              Amount         Original Due Date     Interest Rate (per annum)
           -----------       -----------------     ------------------------
           $   750,000            9/1/2005                  6.875%
               600,000            9/1/2005                  6.875%
             3,641,550            3/1/2011                  6.353%
           -----------
           $ 4,991,550

     Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA.

Commitments and Contingencies

     The Company has an operating lease on its office facility that expires on February 29, 2008. The following are the future minimum rental commitments on the lease:

                                       Payments Due By Period
                                 Less Than                             More than
                       Total       1 Year     1-3 Years    4-5 Years    5 Years
                    ----------   ----------  ----------    ---------   ---------
Operating lease     $  147,285   $   47,421  $   99,864    $       -   $       -
                    ==========   ==========  ==========    =========   =========

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

     A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of March 31, 2005, the Company had no publicly traded debt securities in its portfolio.

     A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly owned companies occur, there may a be corresponding effect on valuations of private companies, which would affect the value, amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer and the market valuations of comparable publicly owned companies. A portion of the Company's investment portfolio also consists of unrestricted, freely marketable common stocks of publicly owned companies. These freely marketable securities are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize, if they are available, put and call option contracts to attempt to minimize the market risk of its investments in publicly owned companies. As of March 31, 2005, the Company had no option contracts outstanding as part of its portfolio.


Item 8.  Financial Statements and Supplementary Data

                                                                                          Page
                                                                                          ----
Report of Independent Registered Public Accounting Firm - Current .........               F-1
Report of Independent Registered Public Accounting Firm - Predecessor......               F-2
Balance Sheets.............................................................               F-3
Statements of Operations...................................................               F-4
Statements of Changes in Shareholders' Equity .............................               F-5
Statements of Cash Flows ..................................................               F-6
Financial Highlights (Per Share Data and Ratios/Supplemental Data).........               F-7
Notes to Financial Statements .............................................  F-8 through F-17
Schedules of Portfolio of Investments ..................................... F-18 through F-23

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

     On October 18, 2003, a Form 8-K was filed by the Company in connection with a change in the Company's certifying auditors. PricewaterhouseCoopers LLP resigned as the independent auditors of the Company on October 8, 2003. On October 14, 2003, with approval of the Company's Board of Directors, the Company engaged the accounting firm of Lazar Levine & Felix LLP as its independent auditors beginning with the fiscal year ending March 31, 2004 and to review the Company's interim financial statements beginning with the fiscal quarter ended September 30, 2003.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

     As of the end of the period covered by this Annual Report on Form 10-K, we evaluated, under the supervision of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

(b) Changes in Internal Controls over Financial Reporting
    -----------------------------------------------------

     There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2005.


Item 11. Executive Compensation

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2005.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2005.


Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2005.


Item 14. Principal Accountant Fees and Services

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after March 31, 2005.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements:

          See item 8 of Part II hereof.

     (b) No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended March 31, 2005. The Registrant filed a report on Form 8-K on April 8, 2005, incorporated by reference to
          Exhibit 99.1 of the Registrant's Form 10-K for the fiscal year ended March 31, 2005 in SEC File No. 33-94322.

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

          4(B). Form of Debenture, incorporated by reference to Exhibit 3(C) to the Registrant's registration statement in SEC File No. 33-94322.

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

          10(I). Employment Agreement with Paul A. Perlin, dated April 4, 2001 as of November 1, 2000, incorporated by reference to
                    Exhibit 10(I) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 in SEC File No. 33-94322.

          10(J). Employment Agreement with David Greenberg, dated April 4, 2001 as of November 1, 2000, incorporated by reference to
                    Exhibit 10(J) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 in SEC File No. 33-94322.

          10(K). Employment Agreement with Paul A. Perlin, dated November 15, 2002 as of November 1, 2002, incorporated by reference to
                    Exhibit 10(K) to the Registrant's Form 10-K for the fiscal year ended March 31, 2003 in SEC File No. 33-94322.

          10(L). Forbearance Agreement with the SBA, dated April 6, 2005, incorporated by reference to Exhibit 10(L) to the Registrant's Form 10-K for the fiscal year ended March 31, 2005 in SEC File No. 33-94322.

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

          31.1 Certification of Paul A. Perlin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of R. Scot Perlin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Paul A. Perlin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of R. Scot Perlin, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (d) Financial Statement Schedules: The schedules specified under Regulation S-X are either included in this Form 10-K, not applicable or are immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WINFIELD CAPITAL CORP.

Dated: May 23, 2005                       By: /s/ PAUL A. PERLIN
                                              -----------------------------
                                                  Paul A. Perlin
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 23, 2005                       By: /s/ PAUL A. PERLIN
                                              -----------------------------
                                                  Paul A. Perlin
                                                  Chairman of the Board &
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)
                                                  & Director


Dated: May 23, 2005                       By: /s/ R. SCOT PERLIN
                                              -----------------------------
                                                  R. Scot Perlin
                                                  Chief Financial Officer
                                                  (Principal Financial &
                                                  Accounting Officer)
                                                  & Director


Dated: May 23, 2005                       By: /s/ JOEL I. BARAD
                                              -----------------------------
                                                  Joel I. Barad
                                                  Director


Dated: May 23, 2005                       By: /s/ BARRY J. GORDON
                                              -----------------------------
                                                  Barry J. Gordon
                                                  Director


Dated: May 23, 2005                       By: /s/ DAVID GREENBERG
                                              -----------------------------
                                                  David Greenberg
                                                  Director


Dated: May 23, 2005                       By: /s/ ALLEN L. WEINGARTEN
                                              -----------------------------
                                                  Allen L. Weingarten
                                                  Director

                             WINFIELD CAPITAL CORP.

                             MARCH 31, 2005 AND 2004

                                    CONTENTS


                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm - Current            F-1

Report of Independent Registered Public Accounting Firm - Predecessor        F-2

Balance Sheets                                                               F-3
  (At March 31, 2005 and 2004)

Statements of Operations
  (For each of the three years in the period ended March 31, 2005)           F-4

Statements of Changes in Shareholders' Equity                                F-5
  (For each of the three years in the period ended March 31, 2005)

Statements of Cash Flows                                                     F-6
  (For each of the three years in the period ended March 31, 2005)

Financial Highlights                                                         F-7
  Per Share Operating Performance
    (For the years ended March 31, 2005 and 2004)
  Ratios/Supplemental Data
    (For the years ended March 31, 2005 and 2004)

Notes to Financial Statements                                         F-8 - F-17

Schedules of Portfolio of Investments                                F-18 - F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration ("SBA"))
White Plains, NY

We have audited the accompanying balance sheets of Winfield Capital Corp. as of March 31, 2005 and March 31, 2004 and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years then ended. Our audits also included the financial statement schedules listed in the accompanying index of this Form 10-K. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winfield Capital Corp. at March 31, 2005 and March 31, 2004 and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

New York, NY
May 13, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Winfield Capital Corp.
(A Small Business Investment Company licensed by the U.S. Small Business Administration ("SBA")):

In our opinion, the statements of income, shareholders' equity and cash flows for the year ended March 31, 2003 of Winfield Capital Corp. present fairly, in all material respects, the results of operations and cash flows of Winfield Capital Corp. in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP

New York, NY
June 13, 2003

                             WINFIELD CAPITAL CORP.
                                 BALANCE SHEETS

                                                                                Years Ended March 31,
                                                                                ---------------------
                                                                                2005            2004
                                                                            ------------    ------------
ASSETS

Investments, at value:
     Loans and notes receivable (cost:
          $4,069,672 and $10,569,529, respectively)                           $2,069,672      $8,483,825
     Equity interests in small business
          concerns (cost: $10,921,495 and $20,646,641, respectively)           4,221,703       9,817,227
                                                                            ------------    ------------

                        Total investments                                      6,291,375      18,301,052

Cash and cash equivalents                                                        323,177       5,473,063
Accrued interest receivable                                                       62,054          62,070
Furniture and equipment (net of accumulated
  depreciation of $52,163 and $47,316, respectively)                               6,241          11,088
Other assets                                                                      42,683          71,406
                                                                            ------------    ------------

                        Total assets                                          $6,725,530     $23,918,679
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debentures payable to the U.S. Small
  Business Administration                                                     $4,991,550     $19,536,660
Deferred income                                                                        -         101,922
Accrued expenses                                                                  77,071       1,652,353
                                                                            ------------    ------------

                        Total liabilities                                      5,068,621      21,290,935
                                                                            ------------    ------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.001 par value; authorized -
       1,000,000 shares; issued and outstanding - none
     Common stock - $.01 par value; authorized -
       30,000,000 shares at March 31, 2005 and 2004;
       issued and outstanding - 5,346,084 shares
       at March 31, 2005 and 2004                                                 53,461          53,461
     Additional paid-in capital                                               18,391,954      18,391,954
     Accumulated deficit                                                      (8,088,714)     (2,902,553)
     Unrealized depreciation on investments, net                              (8,699,792)    (12,915,118)
                                                                            ------------    ------------

                        Total shareholders' equity                             1,656,909       2,627,744
                                                                            ------------    ------------

                        Total liabilities and shareholders' equity            $6,725,530     $23,918,679
                                                                            ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                            STATEMENTS OF OPERATIONS

                                                                                  Years Ended March 31,
                                                                                  ---------------------
                                                                           2005            2004            2003
                                                                       ------------    ------------    ------------
Investment income:
     Interest from small business concerns                             $    753,701    $  1,490,908    $    459,847
     Interest from invested idle funds                                       30,620          50,737         259,946
     Other income                                                                 -           9,302          10,104
                                                                       ------------    ------------    ------------

                        Total investment income                             784,321       1,550,947         729,897
                                                                       ------------    ------------    ------------

Expenses:
     Interest                                                             1,061,594       1,665,409       1,878,483
     Payroll and payroll-related expenses                                   557,884         609,314         826,850
     General and administrative expenses                                    255,157         370,068         474,219
     Professional fees                                                      234,889         173,933         240,689
     Depreciation and amortization                                            4,847           5,436         580,113
     Other operating costs                                                   46,714          44,003          85,831
                                                                       ------------    ------------    ------------

                        Total investment expenses                         2,161,085       2,868,163       4,086,185
                                                                       ------------    ------------    ------------

                        Investment loss - net                            (1,376,764)     (1,317,216)     (3,356,288)
                                                                       ------------    ------------    ------------

Realized (losses) gains on investments, net                              (3,809,397)      1,191,185          16,407

Change in unrealized appreciation
     (depreciation) of investments                                        4,215,326       1,262,680      (2,654,690)
                                                                       ------------    ------------    ------------

                        Gain (loss) on investments, net                     405,929       2,453,865      (2,638,283)
                                                                       ------------    ------------    ------------

                        Net (decrease) increase in shareholders'
                          equity resulting from operations             $   (970,835)   $  1,136,649    $ (5,994,571)
                                                                       ============    ============    ============

Per share net (decrease) increase
     in shareholders' equity resulting from operations:

          Basic                                                        $      (0.18)   $       0.21    $      (1.12)
                                                                       ============    ============    ============

          Diluted                                                      $      (0.18)   $       0.21    $      (1.12)
                                                                       ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                           (Accumulated Deficit)
                                                                             Retained Earnings
                                                                       -----------------------------
                                                                            Net             Net         Unrealized
                                                         Additional    Undistributed   Undistributed   Appreciation
                                 Common Stock              Paid-In      Investment       Realized    (Depreciation) on
                             Shares         Amount         Capital     Income/(Loss)    Gain/(Loss)  Investments - net     Total
                          ------------   ------------   ------------   ------------    ------------  ----------------- ------------
Balance - April 1, 2002      5,346,084   $     53,461   $ 22,982,698   $    104,746    $ (4,132,131)   $(11,523,108)   $  7,485,666

Net (decrease) increase
  in shareholders' equity
  resulting from
  operations                                                             (3,356,288)         16,407      (2,654,690)     (5,994,571)

Reclassification
  as described in
  Note 3                                                  (3,273,528)     3,251,542          21,986
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

Balance - March 31, 2003     5,346,084         53,461     19,709,170              -      (4,093,738)    (14,177,798)      1,491,095

Net (decrease) increase
  in shareholders' equity
  resulting from
  operations                                                             (1,317,216)      1,191,185       1,262,680       1,136,649

Reclassification
  as described in
  Note 3                                                  (1,317,216)     1,317,216
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

Balance - March 31, 2004     5,346,084         53,461     18,391,954              -      (2,902,553)    (12,915,118)      2,627,744

Net (decrease) increase
  in shareholders' equity
   resulting from
   operations                                                                            (5,186,161)      4,215,326        (970,835)

Reclassification
  as described in
  Note 3
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

Balance - March 31, 2005     5,346,084   $     53,461   $ 18,391,954   $          -    $ (8,088,714)   $ (8,699,792)   $  1,656,909
                          ============   ============   ============   ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended March 31,
                                                                                      --------------------------------------------
                                                                                          2005            2004            2003
                                                                                      ------------    ------------    ------------
Operating activities
      Net (decrease) increase in shareholders' equity resulting from operations       $   (970,835)   $  1,136,649    $ (5,994,571)
      Adjustments to reconcile net (decrease) increase in shareholders' equity resulting from operations to net cash used in operating activities:
            Realized losses (gains) on investments, net                                  3,809,397      (1,191,185)        (16,407)
            Change in unrealized (appreciation) depreciation of investments             (4,215,326)     (1,255,461)      2,692,012
            Change in unrealized (appreciation) of
               short-term marketable securities                                                  -          (7,219)        (37,322)
            Depreciation and amortization of fixed assets                                    4,847           5,436           5,685
            Accretion of interest to face value of notes                                  (224,834)       (385,651)       (115,147)
            Amortization of debenture costs                                                      -               -         574,428
            Decrease in accrued interest receivable                                             16          23,206          74,529
            Decrease (increase) in other assets                                             28,723          44,264         (49,519)
            (Decrease) in deferred income                                                        -         (27,180)              -
            (Decrease) increase in accrued expenses                                     (1,575,282)      1,266,296          23,637
                                                                                      ------------    ------------    ------------

                Net cash used in operating activities                                   (3,143,294)       (390,845)     (2,842,675)
                                                                                      ------------    ------------    ------------

Investing activities:
      Purchases of short-term marketable securities                                              -               -      (6,487,954)
      Proceeds from the maturity of short-term marketable securities                             -       3,430,000      15,808,742
      Proceeds from sale of equity interests and return of capital                      12,345,107       2,823,397         920,337
      Investments originated                                                               (54,949)       (154,905)     (7,618,912)
      Proceeds from collection of loans                                                    248,360         485,828         199,679
      Acquisition of fixed assets                                                                -          (3,278)              -
                                                                                      ------------    ------------    ------------
                Net cash provided by investing activities                               12,538,518       6,581,042       2,821,892
                                                                                      ------------    ------------    ------------

Financing activities:
      Repayment of debentures payable to SBA                                           (14,545,110)     (5,113,340)              -
                                                                                      ------------    ------------    ------------

                Net cash used in financing activities                                  (14,545,110)     (5,113,340)              -
                                                                                      ------------    ------------    ------------

                (Decrease) increase in cash and cash equivalents                        (5,149,886)      1,076,857         (20,783)
      Cash and cash equivalents - beginning of year                                      5,473,063       4,396,206       4,416,989
                                                                                      ------------    ------------    ------------

                 Cash and cash equivalents - end of year                              $    323,177    $  5,473,063    $  4,396,206
                                                                                      ============    ============    ============

Supplemental disclosures of cash flow information:
      Cash paid for interest                                                          $  2,636,840    $    330,392    $  1,878,483
                                                                                      ============    ============    ============
Supplemental schedule of non-cash investing and financing activities:
      Conversion of loans and notes receivable into equity interests                  $          -    $          -    $      3,125
                                                                                      ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                             WINFIELD CAPITAL CORP.
                              FINANCIAL HIGHLIGHTS


                                                       Years Ended March 31,
                                                       ---------------------
                                                       2005             2004
                                                    -----------     -----------

Per Share Operating Performance

Shareholders' equity, beginning of period           $       .49     $       .28
                                                    -----------     -----------

Investment loss - net                                     (0.26)          (0.25)

Net realized and unrealized gain
   on investments                                          0.08            0.46
                                                    -----------     -----------

Total from investment operations                          (0.18)           0.21
                                                    -----------     -----------

Dividends paid                                                -               -
                                                    -----------     -----------

Shareholders' equity, end of year                   $       .31     $       .49
                                                    ===========     ===========

Per share market value, end of year                 $       .22     $       .42
                                                    ===========     ===========

Shares outstanding, end of year                       5,346,084       5,346,084
                                                    ===========     ===========

Ratios/Supplemental Data

Shareholders' equity, end of period                 $ 1,656,909     $ 2,627,744

Ratio of investment expenses to average
   shareholders' equity                                  100.87%         139.27%
Ratio of investment loss - net to average
   shareholders' equity                                   64.26%          63.96%

                             WINFIELD CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003


1.   Organization

          Winfield Capital Corp. (the "Registrant" or the "Company") was incorporated in 1972. The Company is a small business investment company ("SBIC") that was licensed by the U.S. Small Business Administration (the "SBA") in 1972 under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). Beginning April 1, 1996, the Company elected to be taxed as a regulated investment company (RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

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

2.   Basis of Presentation

          According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation
     107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $5.0 million as of March 31, 2005. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA.

          On April 6, 2005, subsequent to the balance sheet date, the Company entered into a Forbearance Agreement with the SBA whereby the maturity date of the Company's remaining principal indebtedness to the SBA was extended until June 30, 2005, subject to a cure period of fifteen days. In connection with the Forbearance Agreement, the Company entered into a Stipulated Settlement and a Consent and Judgment whereby the SBA may pursue any remedies it deems appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver to the extent the Company defaults under its obligations pursuant to the Forbearance Agreement. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at March 31, 2005. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003


3.   Summary of Significant Accounting Policies

     Valuation of Investments

          Securities that are traded on a securities exchange or the Nasdaq National Market, which are not restricted investments, are valued at the security's last sales price on the last trading day of the period. Securities traded over-the-counter are valued at the closing price for the valuation date.

          The Company's investments in restricted securities of public companies are valued at the closing price on the valuation date less a discount rate of 10% to 30%, which is determined by the Board of Directors of the Company (the "Board of Directors") based upon applicable factors such as resale restrictions, contractual agreement and trading history of the portfolio company. In some cases, a discount of greater than 30% may be used based upon applicable factors including, but not limited to: 1) whether the portfolio company will be financially solvent at the time such restricted securities become freely tradable, 2) whether the Company has knowledge of material non-public information about the portfolio company which it is not at liberty to disclose in connection with its sale of the securities of such portfolio company and 3) the risk that the portfolio company's securities might be delisted from an exchange or automated trading market with published trading reports. Investments in restricted securities, which have been subjected to a discount as determined by the Board of Directors amounted to $298,345 and $423,514 as of March 31, 2005 and 2004,
     respectively.

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

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003


          At March 31, 2005 and 2004, the investment portfolio included investments totaling $5,993,030 and $12,223,604, respectively, whose fair values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the valuations, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

          At March 31, 2005 and 2004, all investments were in small business concerns located in the United States of America.

     Realized and Unrealized Gain or Loss

          Realized gains or losses are recorded upon disposition of investments and calculated as the difference between the proceeds from such dispositions and the cost basis determined using the specific identification method. The cost of investments that in the Board of Directors' judgment have become permanently impaired, in whole or in part, are written off, and such amounts are reported as realized losses. For the fiscal years ended March 31, 2005, 2004 and 2003, net realized losses from write-offs after recoveries totaled $5,760,643, $12,921 and $182,001, respectively. All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the statement of operations.

          At March 31, 2005 and 2004, the aggregate gross unrealized depreciation of investments was $9,830,786 and $16,799,648, respectively, and the aggregate gross unrealized appreciation of investments was $1,130,994, and $3,884,530, respectively, resulting in a net unrealized depreciation of $8,699,792 and $12,915,118, respectively.

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

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003


     Assets Acquired in Liquidation

          Assets acquired in liquidation ("Liquidations") include those loan balances for which collateral in real estate and other assets have been obtained by the Company and which have been or are in the process of being liquidated. These Liquidations are carried at a value as determined in good faith by the Board of Directors based upon amounts that the Company expects to realize upon disposition of the collateral, on a discounted basis, after reasonable selling expenses. The Company capitalizes expenditures related to Liquidations subsequent to foreclosure on the collateral, and accrued interest receivable as of the date of such foreclosure, if the Board of Directors expects such amounts to be recovered by the Company.

     Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

     Short-term Marketable Securities

          Short-term marketable securities are carried at fair value. Interest income earned on short-term marketable securities for the fiscal years ended March 31, 2005, 2004 and 2003, was $0, $14,589 and $238,484,
     respectively.

     Deferred Debenture Costs

          SBA debenture costs were amortized over ten years, which represented the terms of the SBA debentures. There is no remaining balance of debt issuance costs as it was accelerated at March 31, 2003 due to the SBA's acceleration of the indebtedness. See Note 2.

     Revenue Recognition

          Interest income is recognized as it is earned on short-term marketable securities and debt investments. Dividend income from equity investments is recognized as of the ex-dividend date.

     Deferred Income

          Loan origination fees paid to the Company are deferred and amortized over the terms of the respective loans. Upon prepayment of loans, any unamortized portion of the loan origination fees is recognized.

     Furniture and Equipment

          Furniture and equipment are carried at cost. The Company depreciates furniture and office equipment over an estimated useful life of 10 years using the straight-line method except for computer equipment that is depreciated under an accelerated method over five years.

     Income Taxes

          Effective April 1, 1996, the Company has elected to be taxed as a RIC under the Code. If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is taxed as a pass-through entity that acts as a partial conduit of income to its shareholders.

          In order to maintain its RIC status, the Company must in general: 1) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities, 2) meet investment diversification requirements defined by the Code and 3) distribute to shareholders 90% of its net income (other than long-term capital gains). As a result of the sale of certain portfolio investments in order to repay its indebtedness to the SBA, the Company's remaining portfolio of investments has become less diversified and therefore, the Company did not qualify as a RIC for

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003


     the fiscal year ended March 31, 2005. Accordingly, the Company will be taxed as a regular "C" corporation for Federal income tax purposes for the fiscal year ended March 31, 2005.

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

          Had the Company measured compensation expense under SFAS No. 123, there would be no material impact to the net decrease in shareholders' equity resulting from operations or the per share net increase (decrease) in shareholders' equity resulting from operations for the years ended March 31, 2005, 2004 and 2003. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                Years Ended March 31,
                                                                                ---------------------
                                                                          2005          2004          2003
                                                                        ---------    ----------   -----------
     Net (decrease) increase in shareholders' equity, as reported       $(970,835)   $1,136,649   $(5,994,571)
     Deduct: Total stock-based employee compensation as
        Determined under the fair value based method for all
        awards, net of related tax effects                                      -             -             -
                                                                        ---------    ----------   -----------
     Pro forma net (decrease) increase in shareholders' equity          $(970,835)   $1,136,649   $(5,994,571)
                                                                        =========    ==========   ===========

         Basis - as reported                                            $   (0.18)   $     0.21   $     (1.12)
                                                                        =========    ==========   ===========

         Basis - pro forma                                              $   (0.18)   $     0.21   $     (1.12)
                                                                        =========    ==========   ===========

          The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for expected volatility, risk-free interest rate and expected lives.

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

     Risks and Uncertainties

          The Company is engaged in a high-risk business. Loans and other investments to small business concerns are extremely speculative. Most of such small business concerns are privately held. Even if a public market for the

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

     securities of such concerns exists, the loans and other securities purchased by the Company are often restricted against sale or other transfer for specified periods of time. Thus, such loans and other investments have little, if any, liquidity, and the Company must bear significantly larger risks, including possible losses on such investments, than would be the case with traditional investment companies. The market value of public securities may fluctuate significantly in response to factors that are beyond the Company's control.

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

     Recent Accounting Pronouncements Affecting The Company

          During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (`SFAS") 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This new standard does not currently have any impact on the Company's operating results and financial position.

          In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, supersedes APB No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." This statement will require the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after June 15, 2006.

          SFAS No. 123R permits public companies to choose between the following two adoption methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) all prior periods of the year of adoption.

          As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what the Company's reported results

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

     of operations and earnings per share would have been had it adopted SFAS No. 123, see discussion under the heading "Stock Options" in this note. The adoption of SFAS No. 123R's fair value method would have no effect on the Company's operating results and financial position since no options were granted in the fiscal year ended March 31, 2005.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges for Non-monetary Assets," an Amendment of APB No. 29, "Accounting for Non-monetary Transactions." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather that at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

4.   Fair Value of Financial Statements:

     Debentures payable to the U.S. Small Business Administration

          The carrying amount of the Company's debentures payable to the SBA approximates fair value.

     Option Contracts

          Beginning in January 2001, the Company utilized put and call option contracts to minimize market risks of its investments in publicly held companies. As of March 31, 2005, the Company had no option contracts outstanding as part of its portfolio.

5.   Debentures Payable to the U.S. Small Business Administration:

          Debentures payable to the SBA at March 31, 2005, with interest payable semi-annually, consisted of the following:

                                       Original          Interest Rate
                   Amount              Due Date          (per annum)
                   ------              --------          -----------

               $    750,000            9/1/2005             6.875%
                    600,000            9/1/2005             6.875%
                  3,641,550            3/1/2011             6.353%
                -----------
                $ 4,991,550
                ===========

          Under the terms of the debentures, the Company may not repurchase or retire any of its capital stock, make any distributions to its shareholders other than dividends out of retained earnings pursuant to SBA regulations or increase officers' salaries without the prior written approval of the SBA.

          According to the SBA Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation
     107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $5.0 million as of March 31, 2005. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

     indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA.

          On April 6, 2005, subsequent to the balance sheet date, the Company entered into a Forbearance Agreement with the SBA whereby the maturity date of the Company's remaining principal indebtedness to the SBA was extended until June 30, 2005, subject to a cure period of fifteen days. In connection with the Forbearance Agreement, the Company entered into a Stipulated Settlement and a Consent and Judgment whereby the SBA may pursue any remedies it deems appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver to the extent the Company defaults under its obligations pursuant to the Forbearance Agreement. If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at March 31, 2005. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

6.   Commitments and Contingencies:

          The Company has an operating lease on its office facility that expires on February 29, 2008. Rent expense was $46,647, $46,647, and $46,150 for the years ended March 31, 2005, 2004 and 2003, respectively. The following are the minimum rental commitments for the next three fiscal years:

                     Fiscal Year Ending             March 31,
                     ------------------             ---------
                            2006                    $  47,421
                            2007                       51,220
                            2008                       48,644
                                                    ---------
                                                    $ 147,285
                                                    =========

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

          Qualified Options granted to Eligible Employees (as defined in the Plan) will be exercisable at a price equal to the fair market value of the shares at the time the Qualified Option is granted, or, if no such market value is determinable, at the current net asset value of such shares, except for options granted to any employee who owns 10% or more of the outstanding stock of the Company ("10% shareholder"), for which the exercise price may not be less than 110% of the current fair market value of the common stock. If the aggregate fair market value (determined at the time the Qualified Option is granted) of the shares exercisable for the first time by any grantee during any calendar year exceeds $100,000, such excess shares may not be treated as a Qualified Option. No Qualified Option may be exercised more than 10 years after the date on which it is granted. In the case of an option granted to a 10% shareholder, such period may not exceed five years.

          Options not intended to qualify as qualified options may be granted to Eligible Employees under the Plan and shall have such exercise prices and such other terms and conditions as the Compensation Committee of the Company (the "Committee") may determine in its discretion, subject to the requirements of the 1940 Act.

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003

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

          Stock option activity for the past three years has been as follows:

                                 2005                                  2004                                  2003
                                 ----                                  ----                                  ----
                                          Average                              Average                               Average
                 Options Outstanding  Exercise Price   Options Outstanding  Exercise Price   Options Outstanding  Exercise Price
                 -------------------  --------------   -------------------  --------------   -------------------  --------------
Balance,                866,563          $  1.14             874,563           $  1.19             874,563            $ 1.19
beginning of
 fiscal year
Granted                       -                                    -                                    -
Exercised
Expired                 (42,457)            1.11              (8,000)             5.00                  -
                       --------                             --------                              --------

Balance, end of
 fiscal year            824,106             1.15             866,563              1.15             874,563              1.19
                       ========                             ========                              ========

Options
 exercisable at
 end of fiscal year     736,106          $  1.14             778,563           $  1.14             778,563            $ 1.14
                       ========                             ========                              ========

          The following table summarizes information about the stock options outstanding as of March 31, 2005:

                                   Options Outstanding                             Options
                        ------------------------------------------------           -------
                                                   Weighted-average
     Exercise price     Number outstanding    remaining contractual life    Vested and exercisable
     --------------     ------------------    --------------------------    ----------------------
       $   1.11               421,820                   2.99                       361,820
       $   1.16               366,286                   0.13                       366,286
       $   1.50                 4,000                   2.14                         4,000
       $   1.53                20,000                   1.92                         4,000
       $   1.68                12,000                   1.70                             -
                             --------                                             --------
                              824,106                                              736,106
                             ========                                             ========

                             WINFIELD CAPITAL CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003


8.   Concentration of Credit and Market Risk:

          Financial instruments that potentially subject the Company to concentrations of credit risk consisted of cash and cash equivalents of $323,177 and $5,473,063 at March 31, 2005 and 2004, respectively. Cash is invested with banks in amounts, which, at times, exceed insurable limits. As of March 31, 2005, 99% of the Company's total investment value was held in five equity securities and one note: Accent Optical Technologies, Inc., Bigfoot Interactive, Inc., Comdial Corporation, Conversion Services International, Inc. (a/k/a/ Evoke Software Corporation), myGeek.com, Inc. and Petroleum Place, Inc.

          As of March 31, 2004, 93% of the Company's total investment value was held in three equity securities and three notes: Accent Optical Technologies, Inc., J.L. French Automotive Castings, Inc., Comdial Corporation, Open Solutions, Inc., Petroleum Place, Inc. and Engenia Software, Inc.

9.   (Loss) Earnings Per Common Share:

                                                                          Years Ended March 31,
                                                                          ---------------------
                                                                  2005             2004             2003
                                                               ----------       ----------       -----------
     Net (loss) earnings available for common stock
        equivalent shares deemed to have a dilutive effect      $(970,835)      $1,136,649       $(5,994,571)
                                                               ==========       ==========       ===========
     Per share net (decrease) increase
        in shareholders' equity resulting from operations
        Basic                                                      $(0.18)           $0.21            $(1.12)
                                                                   ======            =====            ======
        Diluted                                                    $(0.18)           $0.21            $(1.12)
                                                                   ======            =====            ======
     Shares used in computation:
        Basic
          Weighted average common shares                        5,346,084        5,346,084         5,346,084
                                                               ==========       ==========       ===========
        Diluted
          Weighted average common shares                        5,346,084        5,346,084         5,346,084
                                                               ----------       ----------       -----------
          Common stock equivalents                                 -A-              -A-               -A-
                                                               ----------       ----------       -----------
                                                                5,346,084        5,346,084         5,346,084
                                                               ==========       ==========       ===========

(A) For the years ended March 31, 2005, 2004 and 2003, the effect of exercising the outstanding stock options would have been anti-dilutive and, therefore, the use of common stock equivalent shares was not considered.

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

                             WINFIELD CAPITAL CORP.
                            PORTFOLIO OF INVESTMENTS
                                 MARCH 31, 2005


Loans and Notes Receivable

                                                    Loan
                                                  Maturity      Interest                     Fair         % of Net
Company Name               Industry                 Date        Rate (%)       Cost          Value         Assets
----------------          -----------             --------      --------    -----------    -----------    --------
Loans
H. Lockings Corp. (a)(b)  Food Service            19-Jul-95      16.25      $    25,976    $    25,976       1.6%
HPA Monon Corp. (a)(c)    Trailer Manufacturer    15-Mar-02      12.00        2,000,000              -       0.0%
Comdial Corporation       Communication           27-Mar-06      12.00        1,991,171      1,991,171     120.2%

Notes Receivable
John Papakonstantis       Restaurant              17-Jul-17      10.00           52,525         52,525       3.1%
                                                                            -----------    -----------    -------
     Total Loans and Notes Receivable                                       $ 4,069,672    $ 2,069,672     124.9%
                                                                            ===========    ===========    =======

----------
(a) Non-income producing or past due as to required principal and/or interest
(b) Foreclosed upon
(c) Declared Chapter 7 bankruptcy

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2004

Loans and Notes Receivable

                                                    Loan
                                                  Maturity      Interest                     Fair         % of Net
Company Name               Industry                 Date        Rate (%)       Cost          Value         Assets
----------------          -----------             --------      --------    -----------    -----------    --------
Loans
D&S Diner Rte 7           Restaurant              16-Oct-00      16.25      $    24,049    $         -       0.0%
  Cobleskill Diner
  Corp. (a) (b)
H. Lockings Corp.
  (a) (b)                 Food Service            19-Jul-95      16.25           25,976         25,976       1.0%
Horizon Medical           Medical
  Products, Inc.           Devices                16-Jul-05       8.00          246,250        246,250       9.4%
HPA Monon Corp.           Trailer
  (a) (c)                  Manufacturer           15-Mar-02      12.00        2,000,000              -       0.0%
Phone Management           Communication          18-Sep-01       None           61,655              -       0.0%
  Enterprises Inc. (a)
Comdial Corporation       Communication           27-Mar-06      12.00        1,973,503      1,973,503      75.1%
J.L. French
  Automotive              Automotive              31-Dec-07      19.00        5,937,802      5,937,802     226.0%
  Castings, Inc.
Engenia Software,         Software
  Inc.                     Design                 31-Dec-04       8.00          245,658        245,658       9.3%

Notes Receivable
John Papakonstantis       Restaurant              17-Jul-17      10.00           54,636         54,636       2.1%
                                                                            ------------   -----------     -----
        Total Loans and Notes Receivable                                    $ 10,569,529   $ 8,483,825     322.9%
                                                                            ============   ===========     =====

----------
(a) Non-income producing or past due as to required principal and/or interest
(b) Foreclosed upon
(c) Declared Chapter 7 bankruptcy

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2005

Equity Interests

                                                                           Cost or
                                                                         Contributed           Fair          % of Net
Company Name              Industry            No. of Shares                 Value              Value          Assets
--------------         --------------        ---------------             ------------       -----------      ---------
Accent Optical         Optoelectronics       585,366 Shares,             $  1,200,000       $   600,000         36.2%
  Technologies,                              Unregistered
  Inc.                                       Series A Preferred
                                             Stock
Bigfoot                E-Marketing           177,815 Shares,                  518,364           185,369         11.1%
  Interactive, Inc.    Services              Unregistered
                                             Series B Preferred
                                             Stock
                                             127,901 Shares,
                                             Unregistered
                                             Series C Preferred
                                             Stock
Comdial                Communication         352,000 Shares,                  103,533            89,134          5.4%
  Corporation (a)                            Common Stock
Creative Foods,        Specialty             Warrant to Purchase                    -                 -          0.0%
  Inc. (a) (b)         Baking                Common Stock
etang.com, Inc.        Internet              11,306 Shares,                   412,504                 -          0.0%
                       Service               Unregistered Common
                       Provider              Stock
Conversion             Data                  1,127,840 Shares,              2,606,927           209,214         12.6%
  Services             Management            Unregistered Common
  International, Inc.  Software              Stock
  f/k/a
Evoke Software
  Corporation
Homepoint              Home                  10,875 Shares,                   643,305             7,000          0.4%
  Corporation          Furnishings           Unregistered Series B
                       Management            Preferred Stock
                       Software

----------
(a) Publicly traded at March 31, 2005
(b) Delisted at March 31, 2005

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2005


Equity Interests (Continued)

                                                                           Cost or
                                                                         Contributed           Fair          % of Net
Company Name              Industry            No. of Shares                 Value              Value          Assets
--------------         --------------        ---------------             ------------       -----------      ---------
Independence           Brewing               949,941 Shares,             $      4,755       $         -          0.0%
  Brewing Co. (b)                            Common Stock
myGeek.com, Inc.       On-Line Personal      287,969 Shares,                1,000,000           500,000         30.2%
                        Shopper              Unregistered Series
                                             A Preferred Stock
NeoPlanet, Inc.        Branding              62,448 Shares,                   732,115                 -          0.0%
                       Solutions             Unregistered Series
                                             B Preferred Stock
Petroleum Place,       Energy Internet       25,372 Shares,                 1,499,992         2,630,986        158.8%
  Inc.                 Marketplace and       Unregistered Series
                       Portal                C Preferred Stock
Streaming Media        Rich Media            586,667 Shares,                2,200,000                 -          0.0%
  Corporation          Delivery              Unregistered Series
                                             A Preferred Stock
                                                                         ------------       -----------        ------

        Total Equity Interests                                           $ 10,921,495       $ 4,221,703        254.7%
                                                                         ============       ===========        ======

----------
(a) Publicly traded at March 31, 2005
(b) Delisted at March 31, 2005

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2004


Equity Interests

                                                                           Cost or
                                                                         Contributed           Fair          % of Net
Company Name              Industry            No. of Shares                 Value              Value          Assets
--------------         --------------        ---------------             ------------       -----------      ---------
Accent Optical         Optoelectronics       585,366 Shares,             $  1,200,000       $   600,000         22.8%
  Technologies,                              Unregistered
  Inc.                                       Series A Preferred
                                             Stock
Bigfoot                E-Marketing           177,815 Shares,                  518,364           185,369          7.1%
  Interactive, Inc.    Services              Unregistered
                                             Series B Preferred
                                             Stock
                                             127,901 Shares,
                                             Unregistered
                                             Series C Preferred
                                             Stock
Comdial                Communication         352,000 Shares,                  103,680           421,144         16.0%
  Corporation (a)                            Common Stock
Commerce One,          Enterprise            25,401 Shares,                   295,359            40,896          1.6%
  Inc. (a)             Procurement           Common Stock
                       Software              33,112 Shares,                   499,998            53,310          2.0%
                                             Common Stock
Creative Foods,        Specialty             Warrant to Purchase                    -             2,370          0.1%
  Inc. (a)             Baking                Common Stock
divine, inc. (b)       Collaboration,        12,342 Shares,                   500,000                 -          0.0%
                       Interaction &         Common Stock
                       Knowledge             3,918 Shares,                  1,274,422                 -          0.0%
                       Solutions             Common Stock
Engenia                Collaborative         418,680 Shares,                2,600,002           700,002         26.6%
  Software, Inc.       Services              Unregistered Series
                       Software              C Preferred Stock
etang.com, Inc.        Internet              11,306 Shares,                   412,504                 -          0.0%
                       Service               Unregistered Common
                       Provider              Stock
Conversion             Data                  1,127,840 Shares,              2,606,927           226,927          8.6%
  Services             Management            Unregistered Common
  International, Inc.  Software              Stock
  f/k/a
Evoke Software
  Corporation
Homepoint              Home                  10,875 Shares,                   682,852           105,000          4.0%
  Corporation          Furnishings           Unregistered Series B
                       Management            Preferred Stock
                       Software

----------
(a) Publicly traded at March 31, 2004
(b) Delisted at March 31, 2004

                             WINFIELD CAPITAL CORP.
                      PORTFOLIO OF INVESTMENTS (CONTINUED)
                                 MARCH 31, 2004


Equity Interests (Continued)

                                                                           Cost or
                                                                         Contributed           Fair          % of Net
Company Name              Industry            No. of Shares                 Value              Value          Assets
--------------         --------------        ---------------             ------------       -----------      ---------
InfoSpace.com,         Internet              4,011 Shares,               $    400,129       $   155,908          5.9%
  Inc. (a)             Infrastructure        Common Stock
                       Services              501 Shares,                       50,000            19,474          0.7%
                                             Common Stock
Independence           Brewing               949,941 Shares,                    4,755                 -          0.0%
  Brewing Co. (b)                            Common Stock
J. L. French           Automotive            227,869 Warrants to                2,800             2,800          0.1%
  Automotive                                 Purchase Common
  Castings, Inc.                             Stock
MarketFirst            E-Marketing           938,881 Shares,                  999,908                 -          0.0%
  Software, Inc.       Solutions             Unregistered Series
                                             D Preferred Stock
myGeek.com, Inc.       On-Line Personal      287,969 Shares,                1,000,000           100,000          3.8%
                       Shopper               Unregistered Series
                                             A Preferred Stock
NeoPlanet, Inc.        Branding              62,448 Shares,                   750,000            19,689          0.8%
                       Solutions             Unregistered Series
                                             B Preferred Stock
Open Solutions,        Electronic            240,582 Shares,                2,044,949         5,309,645        202.1%
  Inc. (a)             Commerce Banking      Common Stock
                       & Enterprise
                       Processing
                       Applications
Petroleum Place,       Energy Internet       25,372 Shares,                 1,499,992         1,799,992         68.5%
  Inc.                 Marketplace and       Unregistered Series
                       Portal                C Preferred Stock
Primedia, Inc. (a)     Special Interest      27,667 Shares,                   500,000            74,701          2.8%
                       Magazine Publisher    Common Stock
Streaming Media        Rich Media            586,667 Shares,                2,200,000                 -          0.0%
  Corporation          Delivery              Unregistered Series
                                             A Preferred Stock
U.S. Wireless          Internet-based        83,333 Shares,                   500,000                 -          0.0%
  Data, Inc. (a)       Wireless              Common Stock
                       Transaction
                       Processing
                                                                          -----------        ----------        -------

        Total Equity Interests                                            $20,646,641        $9,817,227        373.5%
                                                                          ===========        ==========        =======

----------
(a) Publicly traded at March 31, 2004
(b) Delisted at March 31, 2004