Form 10-Q
period 2005-06-30
WINFIELD CAPITAL CORP
filed 2005-08-12
CIK 936404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005
                                -------------

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

                               Yes [ ]     No [X]

Registrant had 5,346,084 shares of common stock outstanding as of August 12, 2005.

--------------------------------------------------------------------------------
                        This report consists of 26 pages

                           Form 10-Q Quarterly Report


                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Statements of Operations -
           Three Months ended June 30, 2005
            and 2004 (unaudited)                                             3

          Condensed Balance Sheets - as of
           June 30, 2005 (unaudited) and March 31, 2005                    4-5

          Condensed Statements of Cash Flows -
           Three Months Ended June 30, 2005
           and 2004 (unaudited)                                              6

          Notes to Condensed Financial Statements                         7-11

Item 2. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                 12-15

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                                16

Item 4.   Controls and Procedures                                           17

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   18

Item 2. Changes in Securities and Use of Proceeds                           18

Item 3. Defaults Upon Senior Securities                                     18

Item 4. Submission of Matters to a Vote of Security
            Holders                                                      18-20

Item 5. Other Information                                                   20

Item 6. Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                  22

Exhibit 31.1 - Section 302 Officer Certification                            23

Exhibit 31.2 - Section 302 Officer Certification                            24

Exhibit 32.1 - Section 906 Officer Certification                            25

Exhibit 32.2 - Section 906 Officer Certification                            26

Item 1.
                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================
                                   (unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Investment income
   Interest from small business concerns          $     81,764     $    362,791
   Interest from invested idle funds                     1,683           10,476
                                                  ------------     ------------

            Total investment income                     83,447          373,267
                                                  ------------     ------------

Expenses
   Interest                                             79,835          361,448
   Payroll and payroll-related expenses                143,136          141,077
   General and administrative expenses                  56,941           65,073
   Other operating expenses                             90,948          100,783
                                                  ------------     ------------

            Total investment expenses                  370,860          668,381
                                                  ------------     ------------

            Investment loss - net                     (287,413)        (295,114)

Realized (loss) gain on investments                   (391,170)         314,213
Change in unrealized depreciation of
   investments                                         218,225         (566,599)
                                                  ------------     ------------

            Net (decrease) in shareholders'
              equity resulting from operations    ($   460,358)    ($   547,500)
                                                  ============     ============

Per share net (decrease) in shareholders equity resulting from operations:

Basic                                             ($      0.09)    ($      0.10)
                                                  ============     ============

Diluted                                           ($      0.09)    ($      0.10)
                                                  ============     ============


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================


                                     ASSETS
                                     ------

                                                      June 30,       March 31,
                                                        2005            2005
                                                    ------------    ------------
                                                     (unaudited)
Investments at value:
   Loans and notes receivable                       $     77,940    $  2,069,672
   Equity interests in small business
     concerns                                          4,439,927       4,221,703
                                                    ------------    ------------

         Total investments                             4,517,867       6,291,375

Cash and cash equivalents                                388,539         323,177
Accrued interest receivable                                2,213          62,054
Furniture and equipment (net of
  accumulated depreciation of
  $53,054 at June 30, 2005
  and $52,163 at March 31, 2005)                           5,350           6,241

Other assets                                              26,182          42,683
                                                    ------------    ------------

         Total assets                               $  4,940,151    $  6,725,530
                                                    ============    ============


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                            CONDENSED BALANCE SHEETS
                            ========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                    June 30,        March 31,
                                                      2005             2005
                                                  ------------     ------------
                                                  (unaudited)
Liabilities
   Debentures payable to the U.S. Small
      Business Administration (the "SBA")         $  3,659,863     $  4,991,550
   Accrued expenses                                     83,737           77,071
                                                  ------------     ------------

            Total liabilities                        3,743,600        5,068,621
                                                  ------------     ------------

Commitments and contingencies

Shareholders' equity
   Preferred stock - $.001 par value;                       --               --
      Authorized 1,000,000 shares
      Issued and outstanding - none
   Common stock - $.01 par value;
      Authorized - 30,000,000 shares;
      Issued and outstanding - 5,346,084
         shares at June 30, 2005 and
         at March 31, 2005                              53,461           53,461
   Additional paid-in capital                       18,391,954       18,391,954
   Accumulated deficit                              (8,767,297)      (8,088,714)
   Unrealized depreciation on investments -
      net                                           (8,481,567)      (8,699,792)
                                                  ------------     ------------

            Total shareholders' equity               1,196,551        1,656,909
                                                  ------------     ------------

            Total liabilities and
              shareholders' equity                $  4,940,151     $  6,725,530
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

                             WINFIELD CAPITAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ==================================
                                   (unaudited)


                                                        Three Months Ended
                                                  -----------------------------
                                                    June 30,         June 30,
                                                      2005             2004
                                                  ------------     ------------

Cash flows from operating activities:
   Net (decrease) in shareholders'
      equity resulting from operations            ($   460,358)    ($   547,500)
   Adjustments to reconcile net (decrease)
      in shareholders' equity resulting
      from operations to net cash (used in)
      provided by operating activities
   Amortization of deferred income                          --           (6,795)
   Change in unrealized depreciation
      on investments                                  (218,225)         566,599
   Realized loss (gain) on investments                 391,170         (314,213)
   Depreciation and amortization                           891            1,212
   Accretion of interest to face value
      of notes                                              --         (109,661)
   Changes in assets and liabilities
      Accrued interest receivable                       59,841                4
      Other assets                                      16,502           28,191
      Accrued expenses                                   6,666          385,714
                                                  ------------     ------------

Net cash (used in) provided by operating
      activities                                      (203,513)           3,551
                                                  ------------     ------------

Cash flows from investing activities:
   Proceeds from sale of investments/return
      of capital                                     1,600,000        1,518,769
   Investments originated                                   --          (54,949)
   Proceeds from collection of loans                       562              508
                                                  ------------     ------------

Net cash provided by investing activities            1,600,562        1,464,328
                                                  ------------     ------------

Cash flows from financing activities:
   Repayment of debentures payable to the SBA       (1,331,687)              --
                                                  ------------     ------------

Net cash (used in) financing activities             (1,331,687)              --
                                                  ------------     ------------

Increase in cash and cash equivalents                   65,362        1,467,879

Cash and cash equivalents - beginning
      of period                                        323,177        5,473,063
                                                  ------------     ------------

Cash and cash equivalents - end of period         $    388,539     $  6,940,942
                                                  ============     ============


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note 1 -     Interim Financial Statements

             The interim financial statements of Winfield Capital Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.


Note 2 -     (Loss) per Common Share:

             The computation of basic and diluted (loss) per common share is as follows:

                                                             Three Months Ended
                                                                  June 30,
                                                       -----------------------------
                                                           2005             2004
                                                       ------------     ------------
             Net (loss) available for common
               stock equivalent shares deemed
               to have a dilutive effect               ($   460,358)    ($   547,500)
                                                       ============     ============

             (Loss) per common share
                Basic                                  ($      0.09)    ($      0.10)
                                                       ============     ============
                Diluted                                ($      0.09)    ($      0.10)
                                                       ============     ============

             Shares used in computation:
                Basic:
                  Weighted average common shares          5,346,084        5,346,084
                                                       ============     ============

                 Diluted:
                     Weighted average common shares       5,346,084        5,346,084
                     Common stock equivalents                A                A
                                                       ------------     ------------

                                                          5,346,084        5,346,084
                                                       ============     ============

(A) For the three months ended June 30, 2005 and June 30, 2004, the effect of exercising the outstanding stock options would have been anti-dilutive and therefore, the use of common stock equivalent shares was not considered.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note 3 -     Income Taxes

             The Company through March 31, 2004 elected to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company, as a RIC, satisfies certain requirements relating to the source of its income, the diversification of its assets and the distribution of its net income, the Company is taxed as a pass-through entity that acts as a partial conduit of income to its shareholders.

             In order to maintain its RIC status, the Company must in general:
             1) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities, 2) meet investment diversification requirements defined by the Code and 3) distribute to shareholders 90% of its net income (other than long-term capital gains). As a result of the sale of certain portfolio investments in order to repay its indebtedness to the SBA, the Company's remaining portfolio of investments has become less diversified and therefore, the Company did not qualify as a RIC for the fiscal year ended March 31, 2005. Accordingly, the Company will be taxed as a regular "C" corporation for Federal income tax purposes for the fiscal year ended March 31, 2005 and thereafter.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note 4 -     Commitments and Contingencies

             According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $3.7 million as of June 30, 2005, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA.

             On April 6, 2005, the Company entered into a Forbearance Agreement with the SBA whereby the maturity date of the Company's remaining principal indebtedness to the SBA was extended until June 30, 2005, subject to a cure period of fifteen days. In connection with the Forbearance Agreement, the Company entered into a Stipulated Settlement and a Consent and Judgment whereby the SBA may pursue any remedies it deems appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver to the extent that the Company defaults under its obligations pursuant to the Forbearance Agreement. The Company is in default pursuant to the terms of the Forbearance Agreement that required the repayment in full of all of the Company's outstanding indebtedness to the SBA including accrued interest on July 15, 2005 after giving effect to a fifteen-day cure period. To date, the SBA has refused to grant the Company an extension of the maturity under the Forbearance Agreement. The SBA has yet to formally accelerate its indebtedness, although the SBA is now entitled to pursue any remedies, including, without limitation, seeking a receivership of the Company.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note 4 -     Commitments and Contingencies (Continued)

             If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at June 30, 2005. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.


Note 5 -     The Nasdaq Stock Market, Inc.

             On April 11, 2003, the Company received notice from the Nasdaq Stock Market, Inc. that effective April 15, 2003 the Company's securities were delisted from the Nasdaq Smallcap Market. The Company's securities are quoted on the OTC Bulletin Board effective April 15, 2003 with the assigned symbol "WCAP".


Note 6 -     Stock-Based Employee Compensation Plan

             At June 30, 2005, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the three months ended June 30, 2005 and 2004, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

                             WINFIELD CAPITAL CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


Note 7 -     Shareholders' Equity

             On June 15, 2005, the Company sent to its shareholders a Notice of Annual Meeting of Shareholders together with a Proxy Statement requesting a shareholders' vote on various proposals, some of which are enumerated as follows:

                a) Change name to Winfield Holdings Corp. and to remove from the corporate charter all references to the Company being a Small Business Investment Company ("SBIC");

                b) Withdraw the election to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act");

                c)  Withdraw the election to be treated as a RIC;

                d) Approve the sale of the Company's common stock at prices below the stock's current asset value;

                e) Approve the prospective issuance of bonds, notes or other evidence of indebtedness that are convertible into common stock in accordance with the requirements of the 1940 Act;

                f)  Approve a new stock option and restricted stock plan; and

                g) Approve the amended and restated Certificate of Incorporation to surrender the Company's operating license as a SBIC.

Item 2.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Results of Operations
---------------------

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of the unaudited condensed financial statements includes estimates and assumptions made by management. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended June 30, 2005 to the items disclosed as significant accounting policies in management's Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.


Three Months Ended June 30, 2005 and June 30, 2004
--------------------------------------------------

Investment Income
-----------------

Investment income decreased by $289,820 to $83,447 for the three months ended June 30, 2005 from $373,267 for the same period ended June 30, 2004. This primarily reflected a decrease in interest from small business concerns of $281,027 as a result of the Company's sale of loan investments. Interest from idle funds decreased $8,793 during this period as a result of a decrease in idle funds that were available to be invested.

Interest Expense
----------------

Interest expense decreased by $281,613 to $79,835 for the three months ended June 30, 2005 from $361,448 for the same period ended June 30, 2004. This decrease resulted from repayments of certain debentures to the U.S. Small Business Administration.

Operating Expenses
------------------

The Company's operating expenses decreased from $306,933 for the three months ended June 30, 2004 to $291,025 for the three months ended June 30, 2005. Legal fees decreased by $29,675, insurance expense decreased by $6,202, stock record costs increased by $15,125 due to the Annual Meeting of Shareholders and state tax increased by $5,115. There were miscellaneous decreases of $271.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Realized Loss or Gain on Disposition of Investments
---------------------------------------------------

The Company realized a $391,170 loss on the sale of a debt security in the first quarter of fiscal 2006. The Company realized a $314,213 gain on the sale of its entire position in a portfolio company and a portion of its equity position in another portfolio company in the first quarter of fiscal 2005.

Changes in Unrealized Depreciation of Investments
-------------------------------------------------

There was a decrease in unrealized depreciation of investments of $218,225 for the three months ended June 30, 2005 principally related to the increase in fair value of three portfolio companies, offset by the decrease in fair value of two portfolio companies compared to an increase in unrealized depreciation of investments of $566,599 for the three months ended June 30, 2004, principally related to the decrease in value of four portfolio companies.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Liquidity and Capital Resources
-------------------------------

At June 30, 2005, the Company held cash and short-term marketable securities totaling $388,539.

According to the U.S. Small Business Administration (the "SBA") Regulations, the Company is required to be in compliance with the capital impairment rules, as defined by regulation 107.1830 of the SBA Regulations. The Company was notified by the SBA on April 30, 2003 that the Company was no longer in compliance with the SBA's capital impairment requirements and that the SBA had accelerated the maturity date of the Company's debentures. The aggregate principal, interest and fees due under the debentures totaled approximately $25.6 million as of April 30, 2003, including interest and fees due through the next semi-annual payment date. As a result of subsequent repayments by the Company, the aggregate principal, interest and fees due under the debentures totaled approximately $3.7 million as of June 30, 2005, including interest and fees due through the next semi-annual payment date. The SBA has transferred Winfield Capital's account to liquidation status where any new investments and material expenses are subject to prior SBA approval. Based on discussions and meetings that the Company has had with the SBA to date, the SBA will not afford the Company the flexibility of a self-managed liquidation to repay its indebtedness. As a result, the Company anticipates that it will be required to repay all or substantially all of the principal and interest owing to the SBA on a schedule acceptable to the SBA.

On April 6, 2005, the Company entered into a Forbearance Agreement with the SBA whereby the maturity date of the Company's remaining principal indebtedness to the SBA was extended until June 30, 2005, subject to a cure period of fifteen days. In connection with the Forbearance Agreement, the Company entered into a Stipulated Settlement and a Consent and Judgment whereby the SBA may pursue any remedies it deems appropriate under the law or the instruments evidencing the Company's indebtedness, including, without limitation, initiating proceedings for the appointment of the SBA or its designee as receiver to the extent that the Company defaults under its obligations pursuant to the Forbearance Agreement. The Company is in default pursuant to the terms of the Forbearance Agreement that required the repayment in full of all of the Company's outstanding indebtedness to the SBA including accrued interest on July 15, 2005 after giving effect to a fifteen-day cure period. To date, the SBA has refused to grant the Company an extension of the maturity under the Forbearance Agreement. The SBA has yet to formally accelerate its indebtedness, although the SBA is now entitled to pursue any remedies, including, without limitation, seeking a receivership of the Company.

                             WINFIELD CAPITAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================


Liquidity and Capital Resources (Continued)
-------------------------------

If the SBA were to require the Company to immediately pay back the entire indebtedness including accrued interest, certain private security investments may need to be disposed of in a forced sale that may result in proceeds less than their carrying value at June 30, 2005. As such, this impairment could have a material adverse effect on the Company's financial position, results of operations and cash flows that raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to explore various strategic alternatives, including a third party equity infusion, although there can be no assurance that it will be successful in its ability to consummate or implement these or any other strategic alternatives.

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

A portion of the Company's investment portfolio consists of fixed-rate debt securities. Since these debt securities usually have relatively high fixed rates of interest, minor changes in market yields of publicly-traded debt securities have little or no effect on the values of debt securities in the Company's portfolio and no effect on interest income. On the other hand, significant changes in the market yields of publicly-traded debt securities may have a material effect on the values of debt securities in the Company's portfolio. The Company's investments in debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer. As of June 30, 2005, the Company had no publicly-traded debt securities in its portfolio.

A portion of the Company's investment portfolio consists of debt and equity securities of private companies. The Company anticipates little or no effect on the value of these investments from modest changes in public market equity valuations. Should significant changes in market valuations of comparable publicly-owned companies occur, there may be a corresponding effect on valuations of private companies, which would affect the value and the amount and timing of proceeds eventually realized from these investments. A portion of the Company's investment portfolio also consists of restricted common stocks and warrants to purchase common stocks of publicly-owned companies. The fair values of these restricted securities are influenced by the nature of applicable resale restrictions, the underlying earnings and financial condition of the issuer, and the market valuations of comparable publicly-owned companies. A portion of the Company's investment portfolio has also consisted of unrestricted, freely marketable common stocks of publicly-owned companies. These freely traded marketable investments are directly exposed to equity price fluctuations, in that a change in an issuer's public market equity price would result in an identical change in the fair value of the Company's investment in such security. The Company may utilize put and call option contracts to attempt to minimize the market risk of its investments in publicly-owned companies. As of June 30, 2005, the Company had no option contracts outstanding as part of its portfolio.

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

(b)   Changes in Internal Controls over Financial Reporting
      -----------------------------------------------------

      There have been no changes in the Company's internal controls over financial reporting that occurred during the first quarter of the fiscal year ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                             WINFIELD CAPITAL CORP.
                           PART II - OTHER INFORMATION
                           ===========================


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On July 28, 2005, at the Annual Meeting of Shareholders, the following proposals were voted upon:

          1.   Election of Directors           For          Withheld
               ---------------------           ---          --------

               Joel I. Barad                2,675,132        305,850

               Barry J. Gordon              2,676,277        304,705

               David Greenberg              2,666,122        314,860

               Paul A. Perlin               2,674,132        306,850

               R. Scot Perlin               2,674,032        306,950

          2. Ratify the appointment by the Board of the Company (the "Board") of Lazar Levine & Felix LLP to serve as the Company's independent accountants for the fiscal year ending March 31, 2006.

                          For               Against           Abstain
                          ---               -------           -------

                        2,721,423           107,253           152,306

          3. Authorize and approve the stock option component of the stock option and restricted stock plan for the Company (the "New Plan").

                          For               Against           Abstain
                          ---               -------           -------

                        2,460,924           440,099            79,959

                             WINFIELD CAPITAL CORP.
                     PART II - OTHER INFORMATION (CONTINUED)
                     =======================================


Item 4.   Submission of Matters to a Vote of Security Holders (Continued)

          4.   Authorize and approve the restricted stock component of the New
               Plan.

                          For               Against           Abstain
                          ---               -------           -------

                        2,457,474           439,649            83,859

          5. Authorize and approve the Amended and Restated Certificate of Incorporation (the "Charter Amendment") to surrender the Company's operating license as a small business investment company ("SBIC") pursuant to the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act").

                          For               Against           Abstain
                          ---               -------           -------

                        2,773,345           122,688            84,949

          6. Authorize and approve the prospective issuance of bonds, notes or other evidences of indebtedness that are convertible into Common Stock ("the Convertible Bonds," "Convertible Notes" or "Other Convertible Indebtedness") in accordance with the requirements of the Investment Company Act of 1940, as amended (the "1940 Act").

                          For               Against           Abstain
                          ---               -------           -------

                        2,625,687           275,574            79,721

          7. Authorize and approve the Company to sell shares of its Common Stock at prices below the stock's current net asset value.

                          For               Against           Abstain
                          ---               -------           -------

                        2,476,992           425,051            78,939

          8. Authorize and approve the Board to withdraw the Company's election to be treated as a business development company ("BDC") pursuant to Section 54(c) under the 1940 Act.

                          For               Against           Abstain
                          ---               -------           -------

                        2,771,833           129,216            77,933

                             WINFIELD CAPITAL CORP.
                     PART II - OTHER INFORMATION (CONTINUED)
                     =======================================


Item 4.   Submission of Matters to a Vote of Security Holders (Continued)

          9. Authorize and approve the Board to withdraw the Company's election to be treated as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

                          For               Against           Abstain
                          ---               -------           -------

                        2,767,043           131,106            82,833

          10. Authorize and approve the change of the name of the Company to "Winfield Holdings Corporation", to remove all references in the Charter Amendment to the Company being a SBIC and to make certain other related changes.

                          For               Against           Abstain
                          ---               -------           -------

                        2,794,771           108,193            78,018

Item 5.   Other Information

          None.

                             WINFIELD CAPITAL CORP.
                     PART II - OTHER INFORMATION (CONTINUED)
                     =======================================


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

               Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

               Exhibit 32.1      Section 1350 Certification of Chief Executive
                                 Officer

               Exhibit 32.2      Section 1350 Certification of Chief Financial
                                 Officer

           b.  Reports on Form 8-K
               -------------------

               The Registrant filed a report on Form 8-K on April 8, 2005 with copies of a forbearance agreement with the U.S. Small Business Administration, a stipulated settlement and a consent order and judgment, incorporated by reference to Exhibits 10(L), 99.1 and 99.2, respectively.

               The Registrant filed a report on Form 8-K on June 12, 2005 under
               Item 5.02 regarding the resignation of Mr. Allen L. Weingarten, one of its directors, for personal reasons not involving any disagreement with the Registrant.

               The Registrant filed a report on Form 8-K on June 29, 2005 with a copy of a press release announcing its plan to adjourn its 2005 Annual Meeting of Shareholders to July 28, 2005 to allow adequate time to constitute a quorum, incorporated by reference to Exhibit 99.1.

                             WINFIELD CAPITAL CORP.
                                   SIGNATURES
                             ======================


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




Dated: August 12, 2005